Form 10-Q
period 2022-09-25
LiveWire Group, Inc.
filed 2022-11-09
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 25, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

 to

Commission file number: 001-41511

LIVEWIRE GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-4730333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 West Juneau Avenue Milwaukee, WI	53208
(Address of principal executive offices)	(Zip Code)
(650)
447-8424
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	LVWR	The New York Stock Exchange
Warrants to purchase common stock	LVWR WS	The New York Stock Exchange
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November
9
, 2022, there were 202,402,888 shares of common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

On September 26, 2022, subsequent to the fiscal quarter ended September 25, 2022, the fiscal quarter to which this Quarterly Report on Form 10-Q (the “Quarterly Report”) relates, AEA-Bridges Impact Corp., a Delaware corporation that is our predecessor (“ABIC”), consummated the previously announced merger pursuant to that certain business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among ABIC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), a Delaware corporation (“LiveWire”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation, and LiveWire EV, LLC (“Legacy LiveWire”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” Prior to the Business Combination, LiveWire was a subsidiary of ABIC and Merger Sub was a subsidiary of LiveWire. In connection with the Business Combination, Merger Sub merged with and into ABIC, with ABIC surviving the merger as a direct, wholly owned subsidiary of LiveWire and LiveWire continuing as the public company.

Unless stated otherwise, this Quarterly Report contains information about ABIC before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to ABIC before the consummation of the Business Combination or LiveWire after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

LIVEWIRE GROUP, INC.

(successor to AEA-Bridges Impact Corp.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 25, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 25, 2022 and September 26, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity /Shareholders’ Deficit for the three and nine months ended September 25, 2022 and September 26, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2022 and September 26, 2021	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I — FINANCIAL INFORMATION
LIVEWIRE GROUP, INC.
(successor to
AEA-Bridges
Impact Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
ITEM 1 — FINANCIAL STATEMENTS

	September 25, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$240,329	$1,027,517
Cash — restricted	402,367,209	—
Prepaid expenses	22,917	249,167
Investments held in Trust Account	—	400,249,491

TOTAL ASSETS	$402,630,455	$401,526,175

LIABILITIES AND STOCKHOLDERS’ EQUITY /SHAREHOLDERS’ DEFICIT
Accounts payable and a ccrued liabilities	$11,244,872	$6,850,353
Derivative warrant liabilities	13,420,000	34,617,500
Mandatorily redeemable Class A ordinary shares	368,136,945	—
Deferred underwriting fee payable	9,376,639	13,125,000

Total Liabilities	402,178,456	54,592,853

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, zero as of September 25, 2022 and 40,000,000 shares issued and outstanding at $10.00 per share redemption value December 31, 2021	—	400,000,000
Stockholders’ Equity (Deficit)/Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of December 31, 2021	—	—
Class A ordinary shares , $0.0001 par value; 500,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2021 (excluding 40,000,000 shares subject to possible redemption as of December 31, 2021)	—	—
Class B ordinary shares , $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2021	—	1,000
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding as of September 25, 2022	—	—
Common Stock, $0.0001 par value; 800,000,000 shares authorized; 11,402,888 shares issues and outstanding as of September 25, 2022	1,140	—
Additional paid-in capital	30,906,382	—
Accumulated deficit	(30,455,523)	(53,067,678)

Total Stockholders’ Equity /Shareholders’ Deficit	451,999	(53,066,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY /SHAREHOLDERS’ DEFICIT	$402,630,455	$401,526,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEWIRE GROUP, INC.
(successor to
AEA-Bridges
Impact Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Formation and operating costs	$3,367,356	$3,117,068	$5,632,797	$3,838,489

Loss from operations	(3,367,356)	(3,117,068)	(5,632,797)	(3,838,489)
Other income:
Interest earned on investments held in Trust Account	1,792,628	28,889	2,117,718	129,415
Forgiveness of deferred underwriting fee payable	3,748,361	—	3,748,361	—
Interest on mandatorily redeemable Class A ordinary shares	3,323,742	—	3,323,742	—
Change in fair value of derivative warrant liabilities	(1,830,000)	8,540,000	21,197,500	26,230,000
Other income and expense, net	224,840	—	224,840	—

Total other income, net	7,259,571	8,568,889	30,612,161	26,359,415
Net income	$3,892,215	$5,451,821	$24,979,364	$22,520,926

Weighted average shares outstanding of Class A ordinary shares	—	40,000,000	—	40,000,000

Basic and diluted net income per share, Class A ordinary shares	$—	$0.11	$—	$0.45

Weighted average shares outstanding of Class B ordinary shares	—	10,000,000	—	10,000,000

Basic and diluted net income per share, Class B ordinary shares	$—	$0.11	$—	$0.45

Weighted average shares outstanding of common stock (see Note 2)	45,912,405	—	48,612,048	—

Basic and diluted net income per share, common stock	$0.01	$—	$0.45	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEWIRE GROUP, INC.
(successor to
AEA-Bridges
Impact Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2022

	Common Stock		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity/ Shareholders’ Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	—	$—	10,000,000	$1,000	$—	$(53,067,678)	$(53,066,678)
Net income	—	—	—	—	—	—	—	8,997,219	8,997,219

Balance — March 31, 2022	—	—	—	—	10,000,000	1,000	—	(44,070,459)	(44,069,459)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	(574,581)	(574,581)
Net income	—	—	—	—	—	—	—	12,089,930	12,089,930

Balance — June 30, 2022	—	—	—	—	10,000,000	1,000	—	(32,555,110)	(32,554,110)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	(1,792,628)	(1,792,628)
Class A ordinary shares no longer redeemable	—	—	3,402,888	340	—	—	30,906,182	—	30,906,522
Net income	—	—	—	—	—	—	—	3,892,215	3,892,215
Adjustment to capital structure due to domestication (see Note 1)	11,402,888	1,140	(3,402,888)	(340)	(10,000,000)	(1,000)	200	—	—

Balance — September 25, 2022	11,402,888	$1,140	—	$—	—	$—	$30,906,382	$(30,455,523)	$451,999

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2020	—	$—	10,000,000	$1,000	$—	$(57,889,751)	$(57,888,751)
Net income	—	—	—	—	—	19,314,054	19,314,054

Balance — March 31, 2021	—	—	10,000,000	1,000	—	(38,575,697)	(38,574,697)
Net loss	—	—	—	—	—	(2,244,949)	(2,244,949)

Balance — June 30, 2021	—	—	10,000,000	1,000	—	(40,820,646)	(40,819,646)
Net income	—	—	—	—	—	5,451,821	5,451,821

Balance — September 26, 2021	—	$—	10,000,000	$1,000	$—	$(35,368,825)	$(35,367,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEWIRE GROUP, INC.
(successor to
AEA-Bridges
Impact Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 25,	For the Nine Months Ended September 26,
	2022	2021
Cash Flows from Operating Activities:

Net income	$24,979,364	$22,520,926
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,117,718)	(129,415)
Interest on mandatorily redeemable Class A ordinary shares	(3,323,742)	—
Change in fair value of derivative warrant liabilities	(21,197,500)	(26,230,000)
Forgiveness of deferred underwriting fee payable	(3,748,361)	—
Changes in operating assets and liabilities:
Prepaid expenses	226,250	237,163
Accounts payable and accrued expenses	4,394,519	3,031,028

Net cash used in operating activities	(787,188)	(570,298)

Cash Flows from Investi n g Activities:
Withdrawal of funds from Trust Account	402,367,209	—

Net restricted cash provided by investing activities	402,367,209	—

Cash and restricted cash
Cash and restricted cash, beginning of period	1,027,517	1,661,085
Net change in cash and restricted cash	401,580,021	(570,298)

Cash and restricted cash, end of period	$402,607,538	$1,090,787

Reconciliation of cash and restricted cash on the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows
Cash	$240,329	$1,090,787
Restricted cash	402,367,209	—

Cash and restricted cash per the Condensed Consolidated Statement of Cash Flows	$402,607,538	$1,090,787

Non-cash investing and financing activities:
Mandatorily redeemable Class A ordinary shares	$368,136,345	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
AEA-Bridges
Impact Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.
Business Combination
On September 26, 2022, the Company consummated the previously announced merger pursuant to that certain business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among the Company, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), a Delaware corporation (“LiveWire”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation
(H-D),
and LiveWire EV, LLC (“Legacy LiveWire”).
On September 16, 2022, the Company held a special meeting of shareholders, at which the shareholders considered and adopted, among other matters, a proposal to approve the Business Combination Agreement and the transactions contemplated thereby.
The Company provided the holders of the public shares (the “Public
S
hareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination (the “Business Combination”), and

36,597,112
of the Class A ordinary shareholders elected to redeem. There are no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
Pursuant to the terms of the Business Combination Agreement: (a) on September 23, 2022, the Company migrated to and domesticated as a Delaware corporation (“Domesticated ABIC”) (the “Domestication”), in connection with which all of the Company’s (i) outstanding ordinary shares
were converted, on a
one-for-one
basis, into common stock, par value $0.0001 per share, of Domesticated ABIC, (ii) outstanding warrants were converted, on a one-for-one
basis, into warrants to acquire one share each of common stock of Domesticated ABIC and (iii) outstanding units were canceled and instead entitle the holder thereof to, per unit, one share of common stock of Domesticated ABIC and one-half
of one warrant of Domesticated ABIC; (b) on September 26, 2022,
H-D
and Legacy LiveWire consummated the separation of the Legacy LiveWire business and the other transactions contemplated by the Separation Agreement (the “Separation Agreement”), by and between
H-D
and Legacy LiveWire, dated as of September 26, 2022 (the “Separation”); (c) following the Domestication and immediately following the Separation, Merger Sub merged with and into Domesticated ABIC, with Domesticated ABIC surviving as a direct, wholly owned subsidiary of LiveWire (the “Merger”), and LiveWire continuing as the public company in the Merger, with each share of common stock of Domesticated ABIC being converted into the right of the holder thereof to receive one share of LiveWire common stock, par value $0.0001 (“LiveWire Common Stock”); (d) immediately following the Merger,
H-D
caused all of the membership interests of Legacy LiveWire (“Legacy LiveWire Equity”) held by ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), a Delaware limited liability company and a subsidiary of
H-D,
to be contributed to LiveWire in exchange for 161,000,000 shares of LiveWire Common Stock and the right to receive up to an additional 12,500,000 shares of LiveWire Common Stock in the future (the
“Earn-Out
Shares”, and the transactions contemplated by this clause (d), collectively, the “Exchange”), and, as a result of the Exchange, Legacy LiveWire became a direct, wholly owned subsidiary of LiveWire; (e) immediately following the consummation of the Exchange, LiveWire contributed 100% of the outstanding equity interests of Legacy Livewire to Domesticated ABIC.
Holders of 36,597,112 Class
A ordinary shares
 sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the Company’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $
10.06
per share, or approximately $
368,136,945
in the aggregate.
On September 26, 2022, an aggregate of $
368,136,945 was paid from the Company’s trust account to holders who properly exercised their right to have their Initial Shares redeemed, and the remaining balance immediately prior to the closing of the Business Combination of approximately $34 million was used to fund the Business Combination.
As a result of the Exchange, on September 26, 2022, LiveWire issued
161,000,000 shares of LiveWire Common Stock to the Legacy LiveWire Equityholder, valued at a price per share of $10.00, in exchange for 100% of the Legacy LiveWire Equity.
In connection with the Business Combination, on September 23, 2022, AEA-Bridges Impact Sponsor, LLC (the “Sponsor”) forfeited an aggregate of
2,000,000

Class B ordinary shares in accordance with the Investor Support Agreement, dated as of December 12, 2021 (the “Investor Support Agreement”), by and among the Sponsor, LiveWire, ABIC, John Garcia, John Replogle and George Serafeim. The remaining Class B ordinary shares held by Sponsor automatically converted to
7,950,000
shares of LiveWire Common Stock at the closing of the Business Combination.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Pursuant to investment agreements entered into in connection with the Business Combination Agreement, Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, “KYMCO Group”) agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of LiveWire Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100,000,000 (the “KYMCO PIPE Investment”).
Pursuant to the Business Combination Agreement, and an investment agreement entered into prior to the Closing, the Legacy LiveWire Equityholder agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of LiveWire Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100,000,000 (the “Legacy LiveWire Equityholder PIPE Investment” and, together with the KYMCO PIPE Investment, the “PIPE Investments”). At the closing of the Business Combination, LiveWire consummated the PIPE Investments.
Pursuant to the Business Combination Agreement,
H-D
caused the Legacy LiveWire Equityholder to pay and deliver to LiveWire an amount in cash equal $100,000,000, which is the HD Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of LiveWire Common Stock (the
“H-D
Backstop Shares”) at a purchase price of $10.00 per
H-D
Backstop Share.
After giving effect to the Business Combination, the redemption of Initial Shares as described above, the issuance of the
H-D
Backstop Shares and the consummation of the PIPE Investments, there are currently 202,402,888 shares of LiveWire Common Stock issued and outstanding.
Business Prior to the Business Combination
As of September 25, 2022, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through September 25, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company did not generate any operating revenues prior to the completion of the Business Combination, which closed on September 26, 2022. The Company, prior to the closing of the Business Combination, generated non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 5, 2020 the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the
Class A ordinary shares included
in the Units sold, the “Public Shares”), generating gross proceeds of $
400,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $10,500,000, which is described in Note 4.
Transaction costs amounted to $21,292,016, consisting of $7,275,000 of underwriting fees (net of expenses reimbursed by the underwriter of $225,000), $13,125,000 of deferred underwriting fees and $892,016 of other offering costs.
Following the closing of the Initial Public Offering on October 5, 2020, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders
, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Liquidity
At September 25, 2022, the Company had $240,329
in its operating bank
account.
At September 25, 2022, the Company has

$
402,367,209
in restricted cash which is to only be used to pay stockholders as a result of redemptions from the Business Combination, to pay the deferred underwriting fee payable, and the remainder is to fund the Business Combination.
Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update
(“ASU”) 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a business combination by October 5, 2022, then the Company would cease all operations except for the purpose of liquidating. As a result of the consummation of the Business Combination on September 26, 2022, the Company’s existing going concern consideration has been alleviated.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on March 25, 2022. The interim results for the three and nine months ended September 25, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
The Company operates on a calendar year with each year ending on December 31 of each respective year. Prior to the third quarter of 2022, the Company’s interim fiscal quarters ended on the calendar quarter. To align with the fiscal calendar of the Legacy LiveWire as part of the Business Combination, the Company revised its third quarter to end on September 25, 2022 and retrospectively adjusted the prior year for third quarter of 2021 to end on September 26, 2021. The March 31 and June 30 periods presented herein have not been adjusted. For presentation purposes, these unaudited condensed consolidated financial statements present periods referred to as the three and nine months ended September 25, 2022 and September 26, 2021, although they do not reflect a true calendar three month or calendar nine months by a few days. Given the nature of the Company’s business, this presentation does not have any material impact to the Company’s financial position, operating results and cash flows for all periods presented.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Investments Held in Trust Account
The Company’s portfolio of investments held in trust
wa
s substantially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof, which are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Restricted Cash
At September 25, 2022 restricted cash consists of funds restricted for the payment of redemptions, payment of deferred underwriting fees, and the remainder is only to be used to fund the Business Combination.
Offering Costs
Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary share
s
 issued were initially charged to temporary equity and then accreted to permanent equity upon the completion of the Initial Public Offering. Offering costs amounted to $
21,292,016, of which $20,292,642 were charged to temporary equity upon the completion of the Initial Public Offering on October 5, 2020, and $999,374 was expensed in the unaudited condensed consolidated statements of operations.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Equity Instruments Subject to Possible Redemption
The Company accounts for its equity instruments (ordinary shares or common stock subsequent to the Domestication) subject to possible redemption in accordance with the guidance in ASC 480. Equity instruments subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable equity instruments (including equity instruments that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, equity instruments are classified as stockholders’ or shareholders’ equity. The Company’s equity instruments feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021
,
40,000,000
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As noted in Note 1, on September 16, 2022, Holders of

36,597,112
Class A ordinary shares properly exercised their right to have such shares redeemed and were recorded as a mandatorily redeemable ordinary shares liability in the Company’s condensed consolidated balance sheet. The remainder of the Class A ordinary shares are no longer redeemable and were recorded in the shareholders’ equity section of the Company’s condensed consolidated balance sheet.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable equity instruments to equal the redemption value at the end of each reporting period. As of December 31, 2021, t here was
no
change to the redemption value of the
Class A ordinary shares.
At September 25, 2022, and December 31, 2021, the common stock and Class A ordinary shares, respectively
,
reflected
in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(18,400,000)
Class A ordinary shares issuance costs	(20,292,642)
Plus:
Accretion of carrying value to redemption value	38,692,642

Class A ordinary shares subject to possible redemption (December 31, 2021)	$400,000,000
Plus:
Accretion of carrying value to redemption value	2,367,209
Less:
Redemptions	(368,136,945)
Class A ordinary shares no longer redeemable	(34,230,264)

Common stock subject to possible redemption (September 25, 2022)	$—

Income Taxes
For the period from July 29, 2020 (inception) to September 22, 2022, the Company was considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and was not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period from July 29, 2020 (inception) to September 22, 2022. Pursuant to the terms of the Business Combination Agreement, on September 23, 2022, the Company migrated to and domesticated as a Delaware corporation. The Company determined that the amount of income tax for the period from September 23, 2022 to September 25, 2022 was considered to be immaterial.
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 25, 2022 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 25, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Net Income (Loss) Per Common Share and Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share or ordinary share is computed by dividing net income (loss) by the weighted average number of common stock or ordinary shares outstanding for the periods presented. Accretion associated with the redeemable common stock or Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

The calculation of diluted income (loss) per common share or ordinary share does not consider the effect of the
Warrants
issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase

30,500,000

common stock or Class A ordinary shares in the aggregate. As of September 25, 2022 and September 26, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock or Class A ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock or ordinary share is the same as basic net income (loss) per common share or ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock or ordinary share (in dollars, except share amounts):

	Three Months Ended			Nine Months Ended

	September 25, 2022	September 26, 2021		September 25, 2022	September 26, 2021

	Common Stock	Class A Ordinary Shares	Class B Ordinary Shares	Common Stock	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per common share or ordinary share
Numerator:

Allocation of net income (1)	568,473	$4,361,457	$1,090,364	21,655,622	$18,016,741	$4,504,185
Denominator:
Basic and diluted weighted average shares outstanding (2)	45,912,405	40,000,000	10,000,000	48,612,048	40,000,000	10,000,000
Basic and diluted net income per common share	$0.01	$0.11	$0.11	$0.45	$0.45	$0.45

(1)
Net income of $3,892,215 and $24,979,364 for the three and nine months ended September 25, 2022, respectively, was reduced by the interest on mandatorily redeemable Class A ordinary shares of $3,323,742 for both periods for earnings per share purposes.

(2)
For the three and nine months ended September 25, 2022, the weighted average shares outstanding includes the period of time previous to the Domestication when the Company had Class A and Class B ordinary shares outstanding.

As of September 25, 2022 and September 26, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s stockholders or shareholders.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature. As of September 25, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account as of December 31, 2021 was comprised of investments in money market funds that invested in U.S. Treasury securities with an original maturity of
185
days or less. The fair value for trading securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
On October 5, 2020, pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary
share and
one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary
share at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary
share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account.
NOTE 5 — RELATED PARTY TRANSACTIONS FOUNDER SHARES
Founder Shares
On July 29, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 11,500,000 Class B ordinary

shares (the “Founder Shares”). On August 4, 2020, the Company effected a share dividend resulting in 14,375,000 Class B ordinary
shares being issued and outstanding. On September 14, 2020, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 2,875,000 Class B
o
rdinary
 shares resulting in the Sponsor holding 11,500,000 Class B
common
shares. All share and
per-share
amounts have been retroactively restated to reflect the share transactions. The Founder Shares include an aggregate of up to 1,500,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordi
nary
 shares after the Initial Public Offering. On November 16, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 1,500,000 shares. Accordingly, previous to the Domestication, there w
e
re 10,000,000
Founder Shares issued and outstanding.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the closing price of the Class A ordinary share equals or exceed
s $
12.00
per share (as adjusted for share
sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary share for cash, securities or other property.
In connection with the Business Combination
,
on September 2
3
, 2022, the Sponsor forfeited an aggregate of 2,000,000 Founder Shares in accordance with the Investor Support Agreement. Upon the closing of the Business Combination, the remaining 8,000,000
Founder Shares (now shares of common stock of Domesticated ABIC) were converted on a one-for-one
basis into shares of LiveWire Common Stock.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Administrative Services Agreement
The Company entered into an agreement, commencing on October 5, 2020, to pay an affiliate of the Sponsor up to an amount not to exceed $10,000 per month for office space, secretarial and administrative support services. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 25, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 26, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively.
As of September 25, 2022
,
the Sponsor has agreed to forgive the entirety of the accrued administrative services fee which totaled $
230,000.
The forgiveness of this obligation is reflected in the other income section of the statement of operations.
Related Party Loans
In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 25, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES RISKS AND UNCERTAINTIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration and Shareholders Rights
Pursuant to a registration rights agreement entered into on October 5, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities well be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and Shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $13,125,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. An affiliate of the Sponsor has purchased 2,500,000
Public Units at the Public Offering Price. In connection with the closing of the Business Combination, the underwriters have agreed to reduce the amount of their deferred fees by $3,748,361, which is shown in the condensed consolidated statement of operation
s
as forgiveness of deferred underwriting fee payable. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to
$9,376,638.
NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)/SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company was authorized to
issue
5,000,000
preference shares with a par value of $
0.0001
per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.
At December 31, 2021, there
were
no
preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company
wa
s authorized to issue 500,000,000 Class A
ordinary shares
, with a par value of $0.0001 per share. Holders of Class A
common stock
are entitled to one vote for each share. Accordingly, at December 31, 2021, 40,000,000 Class A ordinary shares
subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’

deficit section of the Company’s condensed consolidated balance sheet. As noted in Note 1, Holders of 36,597,112
Class A
ordinary shares
properly exercised their right to have such shares redeemed and were recorded as a Mandatorily redeemable Class A ordinary shares
liability in the Company’s condensed consolidated balance sheet. The remainder of the Class A ordinary shares
are no longer redeemable and were recorded in the
shareholders’
 equity

section of the Company’s condensed consolidated balance sheet.
Class
 B Ordinary Shares
—The Company
wa
s authorized to issue
50,000,000 Class B
ordinary shares
, with a par value of $0.0001
per share. Holders of the Class B
ordinary shares
are entitled to
one vote
for each share. At December 31, 2021, there were
10,000,000
Class B
ordinary shares
issued and outstanding.
Only holders of the Class B
ordinary shares
will have the right to vote on the election of directors prior to a business combination. Holders of Class A ordinary shares
and Class B
ordinary shares
will vote together as a single class on all other matters submitted to a vote of shareholders
, except as required by law.
The Class B ordinary shares will automatically
convert into Class A
ordinary shares
at the time of a business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares
issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis,
20
% of the sum of (i) the total number of
ordinary shares
issued and outstanding upon completion of Initial Public Offering, plus (ii) the total number of Class A ordinary shares
issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a business combination, excluding any Class A ordinary shares
or equity-linked securities exercisable for or convertible into Class A ordinary shares
issued, deemed issued, or to be issued, to any seller in a business combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares
convert into Class A
ordinary shares
at a rate of less than
one-to-one.
Preferred Stock
—The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 25, 2022, there was no preferred stock issued or outstanding.
Common Stock
—The Company is authorized to issue 800,000,000 shares of common stock, with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 25, 2022 there were 11,402,888 shares of common stock issued and outstanding.
NOTE 8 — DERIVATIVE WARRANT LIABILITIES
At September 25, 2022 and December 31, 2021, there were 20,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a business combination or earlier upon redemption or liquidation.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a business combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the stock under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the stock under applicable blue sky laws to the extent an exemption is not available.
Redemption of warrants when the price per Class
 A
ordinary shares
equals or exceeds $
18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption; and

•
if, and only if, the reported last sales price of the Company’s Class A ordinary shares
equals or exceeds $18.00 per share for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

Redemption of warrants when the price per Class
 A
ordinary shares
equals or exceeds $
10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price equal to a number of Class A ordinary shares to be determined, based on the redemption date and the fair market value of the Company’s Class A ordinary shares ;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported sale price of the Company’s Class A ordinary shares
equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

•	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary shares ) as the outstanding Public Warrants; and

•
if, and only if, there is an effective registration statement covering the Class A ordinary shares
issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the
30-day
period after written notice of redemption is given.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
In addition, if (x) the Company issues additional Class A
ordinary shares
or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $
9.20
per Class A
ordinary shares
with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of a business combination on the date of the consummation of a business combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares
during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to
180%
of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

At September 25, 2022 and December 31, 2021, there were 10,500,000
Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares
issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9 — FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the Trust Account were comprised of $549 in cash and $400,248,942 in U.S. Treasury securities, respectively. Following the maturity date of April 14, 2022, the Company subsequently reinvested its holdings in the Trust Account into money market funds. During the period ended September 25, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

LIVEWIRE GROUP, INC.
(successor to AEA-Bridges Impact Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2022
(UNAUDITED)

The following table presents information about the gross holding gains and fair value of held-to-maturity
securities at December 31, 2021 as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on January 13, 2022)	$400,248,942	$3,389	$400,252,331
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 25, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 25, 2022	December 31, 2021
Liabilities:
Warrant Liabilities– Public Warrants	1	$8,800,000	$22,700,000
Warrant Liabilities– Private Placement Warrants	2	$4,620,000	$11,917,500
The Warrants were accounted for as liabilities in accordance with ASC 815 and are presented within derivative warrant liabilities in the accompanying condensed consolidated balance sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the condensed consolidated statements of operations.
The Warrants were valued as of at initial measurement using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value for the Warrants as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On September 26, 2022, the parties to the Business Combination Agreement completed the Business Combination (see Note 1).

18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AEA-Bridges Impact Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AEA-Bridges Impact Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a former blank check company incorporated in the Cayman Islands on July 29, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses.

On September 16, 2022, we held a special meeting of stockholders, at which the stockholders considered and adopted, among other matters, a proposal to approve the Business Combination Agreement and the transactions contemplated thereby, including the Business Combination. On September 26, 2022, the parties consummated the Business Combination.

Holders of 36,597,112 Class A ordinary shares sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the Company’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.06 per share, or $368,136,945 in the aggregate.

On September 26, 2022, an aggregate of $368,136,945 was paid from the trust account to holders who properly exercised their right to have their Initial Shares redeemed, and the remaining balance immediately prior to the Closing of approximately $34 million was used to fund the Business Combination.

In connection with the Business Combination, on September 23, 2022, the Sponsor forfeited an aggregate of 2,000,000 Class B ordinary shares in accordance with the Investor Support Agreement, dated as of December 12, 2021, by and among the Sponsor, LiveWire, ABIC, John Garcia, John Replogle and George Serafeim. The remaining Class B ordinary shares held by Sponsor automatically converted to 7,950,000 shares of LiveWire Common Stock.

Recent Developments/Subsequent Events

On December 12, 2021, the Company, LiveWire, Merger Sub, Legacy LiveWire and Harley-Davidson, Inc. entered into the Business Combination Agreement (each as defined in Note 1 to the unaudited financial statements included herein). On September 26, 2022, the parties consummated the transactions contemplated by the Business Combination Agreement. See Note 1 to the unaudited consolidated financial statements included herein for more information.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 25, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 25, 2022, we had net income of $3,892,215, which consisted of interest earned on investments held in the Trust Account of $1,792,628, change in deferred underwriting fees of $3,748,361, other income and expense (net) of $224,480, and interest on mandatorily redeemable Class A ordinary shares of $3,323,742, partially offset by operating expenses of $3,367,356 and change in fair value of derivative warrant liabilities of $1,830,000.

For the nine months ended September 25, 2022, we had a net income of $24,979,364, which consisted of interest earned on investments held in the Trust Account of $2,117,718, change in deferred underwriting fees of $3,748,361, other income and expense (net) of $224,480, interest on mandatorily redeemable Class A ordinary shares of $3,323,742, and change in fair value of derivative warrant liabilities of $21,197,500, partially offset by operating expenses of $5,632,797.

For the three months ended September 26, 2021, we had a net income of $5,451,821, which consisted of the change in fair value of warrant liabilities of $8,540,000 and interest earned on marketable securities held in the Trust Account of $28,889, offset by formation and operational costs of $3,117,068.

For the nine months ended September 26, 2021, we had a net income of $22,520,926, which consisted of the change in fair value of warrant liabilities of $26,230,000 and interest earned on marketable securities held in the Trust Account of $129,415, offset by formation and operational costs of $3,838,489.

Liquidity and Capital Resources

On October 5, 2020, we consummated the Initial Public Offering of 40,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $400,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 10,500,000 Private Placement Warrants to the Sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,500,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $400,000,000 was placed in the Trust Account. We incurred $21,292,016 in transaction costs, including $7,275,000 of underwriting fees (net of expenses reimbursed by the underwriter of $225,000), $13,125,000 of deferred underwriting fees and $892,016 of other offering costs. In connection with the closing of the Business Combination, the deferred underwriting fee was reduced to $9,376,638.

For the nine months ended September 25, 2022, net cash used in operating activities was $787,188. Net income of $24,979,364 was impacted by interest earned on investments held in the Trust Account of $2,117,718, change in deferred underwriting fees of $3,748,261, interest on mandatorily redeemable Class A ordinary shares of $3,323,742 and change in fair value of derivative warrant liabilities of $21,197,500. Changes in operating assets and liabilities provided $4,620,769 of cash from operating activities.

For the nine months ended September 26, 2021, net cash used in operating activities was $570,298. Net income of $22,520,926 was affected by the change in fair value of warrant liabilities of $26,230,000, interest earned on marketable securities held in the Trust Account of $129,415 and changes in operating assets and liabilities which provided $3,268,191 of cash from operating activities.

At September 25, 2022, we had cash of $402,607,538 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

Recent Developments

On December 12, 2021, the Company, LiveWire, Merger Sub, Legacy LiveWire and Harley-Davidson, Inc. entered into the Business Combination Agreement (each as defined in Note 1 to the unaudited financial statements included herein). On September 26, 2022, the parties consummated the transactions contemplated by the Business Combination Agreement. See Note 1 to the unaudited consolidated financial statements included herein for more information.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 25, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of up to $10,000 for office space, secretarial and administrative support services provided to the company. We began incurring these fees on October 5, 2020 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $13,125,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. An affiliate of the Sponsor has purchased 2,500,000 Public Units at the Public Offering Price. In connection with the closing of the Business Combination, the underwriters have agreed to reduce the amount of their deferred fees by $3,748,361, which is shown in the condensed consolidated statement of operations as forgiveness of deferred underwriting fee payable. As a result of the reduction, the outstanding deferred underwriting fee was reduced to $9,376,638.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations.

Equity Instruments Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Equity instruments subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Equity instruments (including Equity instruments that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Equity instruments is classified as stockholders’ or shareholders’ equity. Our Equity instruments feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Equity instruments subject to possible redemption are presented as temporary equity, outside of the stockholders’/shareholders’ deficit section of our balance sheets.

Net Income (Loss) per Common Stock or Ordinary Share

Net income (loss) per common stock or ordinary share is computed by dividing net income (loss) by the weighted average number of common stock or ordinary shares outstanding for the period. Accretion associated with the redeemable common stock or Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2022. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 (“Form 10-K”) and in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022 (“2022 Q1 Form 10-Q”) and in our definitive proxy statement/prospectus filed with the SEC on July 28, 2022 (“Proxy”). As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, 2022 Q1 Form 10-Q, and Proxy. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEWIRE GROUP, INC.

Date: November 9, 2022		/s/ Jochen Zeitz
	Name:	Jochen Zeitz
	Title:	Chairman, Chief Executive Officer

Date: November 9, 2022		/s/ Tralisa Maraj
	Name:	Tralisa Maraj
	Title:	Chief Financial Officer