Form 10-K
period 2022-12-31
LiveWire Group, Inc.
filed 2023-03-06
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41511

LiveWire Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-4730333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 West Juneau Avenue	(650) 447-8424
Milwaukee, Wisconsin 53208 (Address of principal executive office)	(Issuer’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	LVWR	New York Stock Exchange
Warrants to purchase common stock	LVWR WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of AEA-Bridges Impact Corp. (“ABIC”), our predecessor, on June 30, 2022, based on the closing price of $9.92 for shares of ABIC’s Class A ordinary shares, was $372,000,000.
Number of shares of the registrant’s common stock outstanding at March 1, 2023: 202,402,888 shares
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 18, 2023, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

LiveWire Group, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2022

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to our climate commitment, our ability to remediate the material weakness in our internal control over financial reporting, and our objectives for future operations.

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2022. The forward-looking statements are made as of the date of the filing of this report (March 6, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed as exhibits to this Form 10-K with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this report speak only as of the date of this Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K, whether as a result of any new information, future events or otherwise.

As used in this Form 10-K, unless otherwise stated or the context requires otherwise, references to “LiveWire,” the “Company,” “we,” “us,” and “our,” refer to LiveWire Group, Inc. and its consolidated subsidiaries.

PART I
Item 1. Business

General

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in this Form 10-K as “we,” “our,” “us,” the “Company,” or “LiveWire.” LiveWire is an industry-leading all-electric motorcycle brand with a focus on pioneering the rapidly growing two-wheel electric motorcycle space.

LiveWire was a direct, wholly owned subsidiary of AEA-Bridges Impact Corp (“ABIC”), which was originally incorporated as a Cayman Islands exempted company on July 29, 2020, as a special purpose acquisition company (“SPAC”) with the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

The Company assessed that it has two reportable segments based upon how management reviews the operations of the business: Electric Motorcycles (“Electric Motorcycles”) and STACYC (“STACYC”). The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells electric motorcycle parts, accessories, and apparel. Electric motorcycles are sold at wholesale to a network of independent dealers and retailers, at retail through a Company-owned dealer, and through online sales. The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

Business Combination

On September 26, 2022, the Company consummated a business combination pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among ABIC, LiveWire EV Holdings, Inc., a Delaware corporation (now known as “LiveWire Group, Inc.”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D.

Pursuant to the terms of the Business Combination Agreement: (a) on September 23, 2022, ABIC migrated to and domesticated as a Delaware corporation (“Domesticated ABIC”) (the “Domestication”), in connection with which all of ABIC’s (i) outstanding ordinary shares were converted, on a one-for-one basis, into common stock, par value $0.0001 per share, of Domesticated ABIC, (ii) outstanding warrants were converted, on a one-for-one basis, into warrants to acquire one share each of common stock of Domesticated ABIC and (iii) outstanding units were canceled and instead entitle the holder thereof to, per unit, one share of common stock of Domesticated ABIC and one-half of one warrant of Domesticated ABIC; (b) on September 26, 2022, H-D and Legacy LiveWire consummated the separation of the Legacy LiveWire business and the other transactions contemplated by the Separation Agreement (the “Separation Agreement”), by and between H-D and Legacy LiveWire, dated as of September 26, 2022 (the “Separation”); (c) following the Domestication and immediately following the Separation, Merger Sub merged with and into Domesticated ABIC, with Domesticated ABIC surviving as a direct, wholly-owned subsidiary of LiveWire (the “Merger”), and LiveWire continuing as the public company in the Merger, with each share of common stock of Domesticated ABIC being converted into the right of the holder thereof to receive one share of LiveWire common stock, par value $0.0001 (“Common Stock”); (d) immediately following the Merger, H-D caused all of the membership interests of Legacy LiveWire (“Legacy LiveWire Equity”) held by ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), a Delaware limited liability company and a subsidiary of H-D, to be contributed to LiveWire in exchange for 161,000,000 shares of Common Stock and the right to receive up to an additional 12,500,000 shares of Common Stock in the future (the “Earn-Out Shares”, and the transactions contemplated by this clause (d), collectively, the “Exchange”), and as a result of the Exchange, Legacy LiveWire became a direct, wholly owned subsidiary of LiveWire; (e) immediately following the consummation of the Exchange, LiveWire contributed 100% of the outstanding equity interests of Legacy LiveWire to Domesticated ABIC (clauses (a) through (e) collectively, the “Business Combination”).

Holders of 36,597,112 of ABIC’s Class A Ordinary Shares sold in its initial public offering (the “Initial Shares”) exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from ABIC’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.06 per share, or $368.1 million in the aggregate.

An aggregate of $368.1 million was paid from the ABIC’s trust account to holders who exercised their right to have their Initial Shares redeemed, and the remaining balance immediately prior to the Closing of approximately $34 million remained in the trust account and was used to fund the Business Combination.

In connection with the Business Combination, the AEA-Bridges Impact Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”), forfeited an aggregate of 2,000,000 Class B Ordinary Shares of ABIC in accordance with the Investor Support Agreement, dated as of December 12, 2021 (the “Investor Support Agreement”), by and among the Sponsor, LiveWire, ABIC, John Garcia, John Replogle and George Serafeim. The remaining Class B Ordinary Shares of ABIC held by the Sponsor automatically converted to 7,950,000 shares of Common Stock.

Pursuant to investment agreements entered into in connection with the Business Combination Agreement, Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”) agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “KYMCO PIPE Investment”).

Pursuant to the Business Combination Agreement, and an investment agreement entered into prior to the closing of the Business Combination (the “Closing”), the Legacy LiveWire Equityholder agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “Legacy LiveWire Equityholder PIPE Investment” and, together with the KYMCO PIPE Investment, the “PIPE Investments”). At the closing of the Business Combination, LiveWire consummated the PIPE Investments.

Pursuant to the Business Combination Agreement, H-D caused the Legacy LiveWire Equityholder to pay and deliver to LiveWire an amount in cash equal to $100 million, which is the H-D Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of Common Stock (the “H-D Backstop Shares”) at a purchase price of $10.00 per H-D Backstop Share. Additionally, H-D was reimbursed for $20.1 million of transaction costs and advisory fees incurred.

After giving effect to the Business Combination, the redemption of Initial Shares as described above, the issuance of the H-D Backstop Shares and the consummation of the PIPE Investments, there were 202,402,888 shares of Common Stock issued and outstanding.

The Business Combination was accounted for as a reverse recapitalization. Throughout this section, unless otherwise noted, the “Company”, “we,” “us” or “our” and similar terms refer to Legacy LiveWire and its subsidiaries prior to the consummation of the Business Combination, and LiveWire and its subsidiaries after the consummation of the Business Combination. References to ABIC refer to the SPAC entity prior to consummation of the Business Combination. Operating results for the periods presented prior to the consummation of the Business Combination represent those of Legacy LiveWire.

Vision and Growth Strategy

LiveWire’s vision is to lead the next generation of motorcycling with products that combine the experience of electric powertrains with the soulful connection that comes from riding a motorcycle. The underpinning strategy is to accelerate the electric vehicle transformation of the two-wheel industry while building a leadership position in the market. Directing the shift to electric vehicles is a mission-driven leadership team with the competitive advantages of being in the market ahead of other motorcycle companies and having a pipeline of future products.

LiveWire’s Strategic Priorities

Lead in Electric and the Transformation of Motorcycling - The electric vehicle market will include both established manufacturers and new entrants. To establish market share and scale our business, LiveWire plans to continue building global distribution capabilities and make substantial investments in research and development for the commercialization of future generations of LiveWire electric motorcycles, related technologies and other products.

Capture Global Share of the Electric Motorcycle Market - LiveWire strategically selects our retail partners based upon their commitment to electric, location and capabilities to support the electric vehicle capture. Our 2023 priority markets include the United States and leading countries in Europe such as Germany, France, the Netherlands, and the United Kingdom.

Lead in Brand Desirability - LiveWire’s ambition is to create the most desirable electric motorcycle brand in the world. As a brand, LiveWire leverages Soulful by Design as its consumer-facing position. This differentiates LiveWire from others in the category, showcasing a rider’s connection to the world through the LiveWire riding experience. LiveWire’s go-to-market model allows for a consumer-defined journey across digital and physical platforms for an omni-channel experience.

In addition to the network of retail partners, LiveWire is currently making investments to provide potential customers with other opportunities to engage with the LiveWire brand and try LiveWire products. Our location in Malibu, California opened in February 2022, giving riders an additional venue to experience the LiveWire brand.

Share the Love of Riding - Since 2012, STACYC’s mission has been to Share the Love of Riding, designing and selling electric stability bikes for children, enabling the development of their skillset and powering their journey to independence on two wheels. STACYC’s portfolio includes four sizes of product for children ages 3 to 12. The company sells through powersports dealers, in addition to digital channels, while leveraging licensing deals with traditional powersport OEMs to increase reach and scale.

Strategic Partnerships

LiveWire benefits from two important strategic partners: H-D and the KYMCO Group. These partners have been selected based on their track record in their respective segments, the strength of their global capabilities, and the complementary fit with the LiveWire business. These partnerships give LiveWire a unique ability to deliver high-quality products to the global market in a capital-efficient approach.

H-D is one of the most recognized motorcycle brands in the world, with capabilities to design, develop, manufacture, market and distribute vehicles to major markets around the globe. Beyond the transitional service agreements tied to the Separation, LiveWire intends to leverage H-D’s capabilities in two key areas: technical and other services and contract manufacturing.

The KYMCO Group sells a globally recognized brand of scooters, motorcycles and side-by-side ATVs. The KYMCO Group goes to market with a sales footprint covering over 100 countries, including a growing subset of electric vehicle-specific distribution points. In addition to core sales activities of the KYMCO Group brand, it is a trusted design and manufacturing partner to other premium two-wheel original equipment manufacturers.

LiveWire will draw on H-D’s and the KYMCO Group’s best-in-class operations, benefiting from knowledge, scale and infrastructure across material sourcing, electric vehicle building and global distribution.

Strategic Agreements with H-D
In connection with the Business Combination, we entered into a number of agreements with H-D to govern the Separation and provide a framework for the relationship between the parties going forward pursuant to which we and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the Separation include:
Transition Services Agreement
On September 26, 2022, we entered into a Transition Services Agreement with H-D (the “Transition Services Agreement”) pursuant to which H-D provides to us various services and support on a transitional basis to allow LiveWire to develop the capability to support ourselves or to engage a third-party provider to provide those services and support.

The charges for the services are on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services). The services generally commenced on the date of the Separation and are intended to terminate between six and twelve months of the date of the Separation. We generally have the ability to (i) extend the term that a service is provided for by up to six months, subject to a maximum aggregate service term of 18 months; and (ii) terminate any or all services early subject to a 45-day notice period. H-D has the right to terminate the Transition Services Agreement for our non-payment of charges.
Master Services Agreement
On September 26, 2022, we entered into a Master Services Agreement with H-D (the “Master Services Agreement”) pursuant to which H-D provides us with certain services that we do not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, safety investigation, and marketing vehicle and fleet center, as we may request from time to time. The Master Services Agreement which contemplates that each of the services is set forth in a separate, mutually agreed upon statement of work. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any statement of work may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services are on a cost-plus basis (with a mark-up of eight percent to reflect the management and administrative cost of providing the services).
Contract Manufacturing Agreement
On September 26, 2022, we entered into a Contract Manufacturing Agreement with H-D (the “Contract Manufacturing Agreement”) pursuant to which H-D provides contract manufacturing and procurement services to us for the products in our LiveWire platform, as well as future anticipated platforms. H-D is our exclusive manufacturer for these platforms for five years from the date that H-D begins manufacturing the relevant platform (and five years from the Separation for the LiveWire platform). Following this exclusivity period, we may terminate the agreement for one or more products within the relevant platform upon two years’ notice, subject to payment of certain termination charges (which are intended to compensate H-D for its capital investment and other sunken costs). The Contract Manufacturing Agreement may also be terminated, in whole or part, by either party upon the other party’s material, uncured breach, inability to perform its obligations for more than six months due to a force majeure event, bankruptcy or insolvency, or change of control.

Beginning for calendar year 2024, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up of six percent of H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.
Intellectual Property License Agreement

On September 26, 2022, we entered into an Intellectual Property License Agreement with H-D (the “Intellectual Property License Agreement”) pursuant to which each party granted to the other party a license to certain intellectual property on a perpetual, non-exclusive basis for the purpose of making and selling the licensee’s products.

H-D perpetually licenses to us all H-D intellectual property (other than marks or software) used in our business as of the Separation and certain additional specified intellectual property, as well as all improvements to the foregoing (but excluding (i) any H-D manufacturing intellectual property and (ii) intellectual property relating to motorcycle riding apparel and related general merchandise). We perpetually license to H-D all intellectual property (other than marks or software) that we own as of the Separation and all improvements thereto. If either party makes improvements to the other party’s IP, such improvements will be jointly owned by the parties.

The licenses are generally royalty-free. However, if either party desires to exercise its license with respect to improvements introduced by the other party in next-generation vehicles (rather than a “carry over” or a “model refresh”), then the parties will mutually agree in good faith on a reasonable royalty to be paid. In addition, if H-D desires to sell any products that incorporate our intellectual property outside of the Large Cruiser, Touring and Adventure Touring markets during the seven-year period following the Separation, the parties will mutually agree in good faith on a reasonable royalty to be paid on such sales (but not on sales relating to LiveWire-branded H-D motorcycles or related LiveWire parts and accessories).

Each party owns improvements that it creates to its own intellectual property, and the parties jointly own improvements that one party creates to the other party’s intellectual property, without a right of accounting.

Trademark License Agreement

On September 26, 2022, we entered into a Trademark License Agreement with H-D (the “Trademark License Agreement”) pursuant to which H-D granted to us a royalty-free license to use certain H-D trademarks with respect to our products. The Trademark License Agreement has an initial term of two years and automatically renews for successive two-year periods unless either party gives notice of non-renewal at least 60 days prior to the end of the then-current term. H-D may terminate the agreement earlier upon our breach under certain circumstances, our bankruptcy or insolvency, or our unpermitted assignment of the agreement.

Joint Development Agreement

On September 26, 2022 we entered into a Joint Development Agreement with H-D (the “Joint Development Agreement”) pursuant to which the parties may agree to engage in joint development projects, which would be set forth in one or more mutually agreed project work statements. The Joint Development Agreement remains in effect until we and H-D mutually agree to terminate it and can be terminated earlier by either party upon the other party’s material, uncured breach.

Under the Joint Development Agreement, H-D is required to notify us of any development projects for H-D’s business that are primarily related to electric vehicles, and we have the right to make a proposal with respect to the joint development of such a project. The parties will discuss in good faith whether or not it is beneficial for the parties to enter into a joint development project with respect to such project. If H-D engages in any development projects that are primarily related to electric vehicles and fails to consult with us so that we can make a proposal with respect such potential project, then the intellectual property developed pursuant to such H-D development project will be owned and licensed in accordance with the default intellectual property terms of the agreement (described below). Unless we and H-D agree otherwise for a particular project, each party bears its own costs and expenses in connection with each project under the Joint Development agreement.

Unless otherwise mutually agreed for a particular project under the Joint Development Agreement, we own project intellectual property relating exclusively to electric vehicles and H-D owns all other project intellectual property. Each party is granted a perpetual license to use the project intellectual property in connection with that party’s products, which, for us, are limited to two-, three- or four-wheeled electric vehicles, related parts and accessories and electric vehicle systems.

Tax Matters Agreement

On September 26, 2022, LiveWire entered into a Tax Matters Agreement with H-D (the “Tax Matters Agreement”). The Tax Matters Agreement sets forth the principles and responsibilities regarding the allocation of taxes, adjustments with respect to taxes, preparation of tax returns, tax audits and certain other tax matters that affect LiveWire and H-D in the event LiveWire or any of its subsidiaries become members of any of H-D’s consolidated, combined, unitary and other similar groups for federal, state or local income tax purposes (or LiveWire has certain income, gain, loss and deduction included in the tax returns of such groups). LiveWire and its subsidiaries are currently members of H-D’s consolidated, combined, unitary and other similar groups for federal, state and local income tax purposes.

With respect to U.S. federal income tax returns for any taxable period in which LiveWire (or any of its subsidiaries) are included in H-D’s consolidated group for U.S. federal income tax purposes, the amount of taxes to be paid by us is generally determined, subject to certain adjustments, as if LiveWire and each of its subsidiaries filed its own separate consolidated federal income tax return (LiveWire’s “separate federal tax liability”). With respect to state and local income tax returns for any taxable period in which LiveWire or any of its subsidiaries are included in H-D’s combined, consolidated or unitary group for state or local income tax purposes, the amount of taxes to be paid by LiveWire is determined, subject to certain adjustments using principles analogous to the principles used to compute LiveWire’s separate federal tax liability, as if LiveWire and each of its subsidiaries included in such combined, consolidated or unitary group filed its own combined, consolidated or unitary group state or local income tax return.

LiveWire’s inclusion in H-D’s consolidated group may result in H-D utilizing certain tax attributes that LiveWire generates, including net operating losses, and LiveWire will receive no compensation from H-D for the use of such attributes.

The Tax Matters Agreement applies as of the closing of the Business Combination, which is the date that H-D’s ownership of LiveWire met the applicable minimum threshold required to file either a combined return or a consolidated return and will remain in effect unless the parties agree in writing to terminate the agreement. Notwithstanding any termination of the Tax Matters Agreement, the agreement will continue in effect with respect to any payment or indemnification due for all taxable periods prior to the termination during which the Tax Matters Agreement was in effect.

Electric Motorcycles Segment

The Electric Motorcycles segment focuses on the development and sales of electric motorcycles as well as parts, accessories, and apparel. Electric motorcycles are sold by combining both digital and physical touchpoint, including to a network of independent retailers, and at retail direct to consumers through a Company-owned dealer, and through online sales.

Electric Motorcycles segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2022	2021	2020
Electric motorcycles	$13,171	$8,706	$12,846
Parts, accessories and apparel	828	999	1,473
Revenue, net	$13,999	$9,705	$14,319

Electric Motorcycles – The Electric Motorcycles segment sells electric powered motorcycles under the LiveWire brand. LiveWire launched the LiveWire ONE model in July 2021. The electric motorcycles are developed in accordance with a set of proprietary design principles that elevate the brand, deliver differentiated riding experiences and bring emotion to electric propulsion. Starting from the LiveWire ONE, the portfolio will expand on our ARROW architecture. This approach establishes a path to grow the product set, beginning with the System2 (“S2”) Del Mar, to meet a broad set of segments and price points. ARROW was developed in-house to take advantage of the benefits of scalable, modular architectures across the electric vehicle, electric vehicle systems and software. ARROW is an integrated vehicle architecture, utilizing the battery pack and motor as the primary vehicle structure to deliver simple, elegant lightweight designs.

The software backbone that supports every LiveWire electric motorcycle is developed ground-up to maximize efficiency and performance, integrating all electric vehicle systems and vehicle functions. The electric motorcycle connects to the cloud through a telematics control unit (“TCU”) with built-in cellular connectivity. The connection enables remote monitoring of the vehicle, with status data including charge, range and tamper alerts. The LiveWire app allows riders to interact with the electric motorcycle, delivering maps, audio and ride planning via an integrated user profile. LiveWire Connect remotely bridges the rider to the bike using built-in cellular connectivity and GPS, providing status, notifications, and alerts. In combination with the cloud system and the TCU, the mobile app enables an ecosystem of services provided to LiveWire electric motorcycle riders.

We expect our introduction of Firmware Over the Air (“FOTA”) to allow for continual upgrades and refinements to the electric motorcycle in the field, greatly reducing the need and inconvenience for service or repair appointments for setting or software updates. With FOTA-enabled electronic control units on the vehicle, each subsystem becomes remotely addressable and updatable. In addition to the benefits to the Electric Motorcycles segment as the original equipment manufacturers, FOTA capability enables remote updates to bring the rider new features, functionality and enhancements as they are developed to continually improve the LiveWire electric motorcycle riding and ownership experience.

Industry – The relevant internal combustion engine (“ICE”) and electric vehicle markets for the Electric Motorcycles segment include:
•Small and large scooters
•Light, medium and heavy weight motorcycles
•Three-wheeled motorcycles and automobiles
•Side-by-side ATVs and four-wheelers

Competition – The Electric Motorcycles segment expects competition from two primary segments:
•Leading ICE-focused motorcycle companies: These incumbent motorcycle companies have the ability to scale manufacturing and leverage global distribution capabilities but do not currently offer any premium electric motorcycles in the market. However, some of these companies are beginning to explore entering the electric motorcycle market through electric motorcycle races or beginning to develop prototype models.
•Small scale electric mobility companies: These start-ups and smaller companies may have products in the market today, but typically lack the global manufacturing and distribution capabilities of the major ICE players.

While we expect competition to grow as the market shifts to electric, and more players begin to make serious investments, we believe the Electric Motorcycles segment is the only player and established brand with the combination of technology, manufacturing, and market position to lead the growing electric motorcycle market.

Parts, accessories, and apparel – Parts, accessories, and apparel products include replacement parts and mechanical and cosmetic accessories, clothing and accessories.

Marketing – The Electric Motorcycles segment’s brand, products and the riding experience are marketed to consumers in the United States and select international markets. Marketing occurs primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. The Electric Motorcycles segment is making investments to provide potential customers with many other opportunities to engage with the brand and try Electric Motorcycles segment products. Additionally, the Electric Motorcycles segment’s dealers engage in a wide range of local marketing and events.

Seasonality – The seasonality of the Electric Motorcycles segment’s wholesale motorcycle shipments generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding seasons, generally from mid-March through August.

Electric Motorcycle Manufacturing – The Electric Motorcycles segment leverages its strategic partners to enable an asset-light approach which allows the business to scale with less investment than would be necessary if it had its own manufacturing operations. The Electric Motorcycles segment purchases electric motorcycles from H-D through the Contract Manufacturing Agreement. The LiveWire ONE is assembled at H-D’s facility in York, Pennsylvania. With the introduction of the S2 platform, LiveWire powertrains will be assembled in H-D’s Powertrain Operations in Menomonee Falls, Wisconsin, and overall vehicle assembly will continue to be in the York facility alongside the LiveWire ONE.

Raw Materials and Purchased Components – The Electric Motorcycles segment continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, the Electric Motorcycles segment gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives. In addition, through a continued focus on collaboration and strong supplier relationships, the Electric Motorcycles segment believes it is positioned to achieve its strategic objectives and deliver cost and quality improvements over the long-term.

The principal raw materials in Electric Motorcycles segment’s products include battery cells, semi-conductor chips, steel and aluminum castings, forgings, steel sheet and bar. Additional raw materials in Electric Motorcycles segment’s products include certain motorcycle components including, but not limited to, batteries, tires, seats, electrical components, instruments and wheels. The Electric Motorcycles segment closely monitors the overall viability of its supply base. The Electric Motorcycles segment is proactively working with its suppliers in an effort to minimize disruptions resulting from supply chain challenges.

STACYC Segment

The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as, direct to consumers online.

STACYC segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2022	2021	2020
Electric balance bikes	$29,669	$23,130	$14,602
Parts, accessories and apparel	3,165	2,971	1,942
Revenue, net	$32,834	$26,101	$16,544

Electric Balance Bikes – STACYC focuses on developing products and experiences that help kids develop sooner and empower them to define their own ride. STACYC sells electric balance bikes under the STACYC brand while working with brand partners on co-branded products.

The product portfolio starts with 12- and 16-inch electric balance bikes built for 3- to 8-year-old riders. With a growing segment of young riders graduating out of the 16-inch product, during 2022, we introduced the 18- and 20-inch electric balance bikes that expanded the range of STACYC riders from 3 to 12 years old.

Industry/Competition – STACYC is a category creator, and while there have been some competitors who have entered the market, their products lack STACYC’s product maturity and features, and their distribution generally lacks the breadth of the STACYC network. STACYC sponsors and supports off road racing events across the nation and is the first and only motorized vehicle allowed on USA BMX’s 300 tracks in the U.S., allowing kids to practice and race in USA BMX’s national series. While we expect competition to grow as the market shifts to younger riders and more players begin to make serious investments, we believe STACYC'’s established brand with the combination of commitment, capabilities and market position positions STACYC to compete effectively in the growing electric balance bike market.

Parts, accessories, and apparel – Parts and accessories products include replacement parts and mechanical and cosmetic accessories, clothing and riding gear.

Marketing – STACYC’s brand, products and the riding experience are marketed to consumers worldwide. Marketing occurs primarily through digital and experiential activities as well as through more traditional promotional and advertising activities. Additionally, STACYC’s dealers, distributors, and OEM partners engage in a wide range of local and global marketing and events.

Seasonality – The seasonality of STACYC’s electric balance bike sales generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding and holiday purchasing seasons, generally from mid-March through December.

Manufacturing – STACYC purchases electric balance bikes through a contract manufacturing agreement from strategic partners and bike assemblers located in Taiwan.

Purchased Components – STACYC continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, STACYC gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives.

Human Capital Management

Our People and Culture

As of December 31, 2022, the Company’s global workforce was comprised of approximately 225 employees, including approximately 207 and 18 employees within the Electric Motorcycles and STACYC segments, respectively. Of all employees, 94% are based in the U.S., and substantially all employees are salaried. A significant portion of our workforce is comprised of engineering and technology teams that are poised to design and develop future products and services. None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are good.

We are committed to building a diverse and inclusive workforce where ideas and innovation can flourish and where individuals from every community feel a true sense of belonging. We are committed to this through how we hire, develop and recognize our talent. Our employees are a significant asset, and we aim to create an environment that is equitable, inclusive and representative in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current and future business goals. We value agility, passion and teamwork, and are building a diverse environment where our employees can thrive and one that inspires exceptional contributions and professional and personal development to achieve our goal of pioneering the next era of electric vehicle technology.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards to eligible employees to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. All of our exempt associates participate in our cash-based incentive plans, which provides eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under the LiveWire Group, Inc. 2022 Incentive Award Plan (the “Incentive Award Plan”), we grant equity compensation awards, such as restricted stock units and performance awards, which vest over a period of time, to eligible associates to attract and retain key personnel, strengthen their commitment to the welfare of the Company, and align their interests with those of our stockholders. In December 2022, the Company extended ownership to all employees by making a one-time equity grant, including to those employees that are not otherwise eligible for equity grants. Additionally, our comprehensive health and welfare benefits program provides our employees with a variety of medical and dental plans, plus voluntary benefits like vision or critical illness protection.

Regulatory Considerations

Environmental, Health and Safety Regulations

Environmental, Health and Safety Regulations in the United States

Certain of our operations, properties and products are subject to stringent and comprehensive international, federal, state and local laws and regulations governing matters including environmental protection, occupational health and safety, and the release or discharge of materials into the environment (including air emissions and wastewater discharges). Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.

We are also subject to permitting, registration, and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations, and other government approvals from one or more governmental agencies to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted.

The following summarizes certain existing environmental, health and safety laws and regulations applicable to our operations and products.

National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations. As a manufacturer of electric vehicles, our electric vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards”). As set forth by the National Traffic and Motor Vehicle Safety Act, we must certify that our electric vehicles meet all applicable Safety Standards. The LiveWire ONE is, the LiveWire S2, and future products will be at the time of production, fully compliant with all such Safety Standards without the need for any exemptions.

We are also required to comply with or demonstrate exemptions from other requirements of federal laws administered by NHTSA, including the consumer information labeling and owner’s manual requirements and various reporting requirements, such as “early warning” reports regarding warranty claims and field incidents, death and injury reports, foreign recall reports and safety defects reports. In addition, our products are also subject to certain laws and regulations that have been enacted or proposed, e.g., “Right to Repair,” laws, that could require us to provide third-party access to our network and/or vehicle systems.

Environmental Protection Agency (“EPA”) Certificate of Conformity. The Clean Air Act requires that we obtain an EPA-issued Certificate of Conformity and a certification from the California Air Resources Board (“CARB”) with respect to emissions from our electric vehicles, and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The Certificate of Conformity is required each model year for electric vehicles sold in states covered by the Clean Air Act’s standards, and is also required each model year for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards.

Battery Safety and Testing. Our battery packs are tested in accordance with industry safety standards, including selected tests specified in the SAE J2464 and J2929 standards as well as tests defined by other standards and regulatory bodies and LiveWire’s own internal safety and quality tests. These tests evaluate battery function and performance as well as resilience to conditions including immersion, humidity, fire and other potential hazards.

Hazardous Substances. We are subject to regulations governing the proper handling, storage, transportation and disposal of products containing hazardous substances. Transportation of our battery packs (and of equipment containing them) is governed by regulations that address risks posed during different modes of transport (e.g.¸ air, rail, ground, ocean). Governing transportation regulations in the U.S., issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), are based on the United Nations (“UN”) Recommendations and Model Regulations on the Transport of Dangerous Goods as well as related UN Manual Tests and Criteria. We have completed the applicable UN Manual tests for our production battery packs, and the test results demonstrate our compliance with the PHMSA regulations.

We currently use transition metal oxide cells in our high-voltage battery packs. Our battery packs include certain packaging materials that contain trace amounts of hazardous chemicals whose use, storage and disposal is regulated under federal law. As a result, our battery packs are subject to federal and state environmental laws and regulations that govern regarding the handling and disposal of waste, including, in some instances, the remanufacture, recycling and disposal of hazardous waste.

The laws governing hazardous substances and hazardous waste also may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. In the course of ordinary operations, we, directly and through third parties and contractors, may handle hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar federal and state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites at which any such hazardous substances have been released into the environment.

Workplace Safety. Our operations are also subject to federal, state, and local workplace safety laws and regulations, including the U.S. Occupational Health and Safety Act, and equivalent laws and regulations, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations.

Environmental, Health and Safety Regulations in the European Union

Europe Type Approval. We intend to export electric vehicles to Europe. Unlike the United States, once we start operating in this market, we must obtain pre-approval from regulators to import and sell our electric vehicles into the EU and countries that recognize EU certification or have regulatory regimes aligned with the EU (collectively referred to as “Europe”). The process for certification in Europe is known as “Type Approval” and requires LiveWire to demonstrate to a regulatory agency in the EU, referred to as the Competent Authority, that our electric vehicles meet all EU safety and emission standards.

Type Approval is accomplished through witness testing of vehicles as well as inspection of a representative vehicle intended for production and sale. Once the vehicle type is approved, all vehicles manufactured based on the approved type of vehicle may be produced or imported and sold in Europe.

Any changes to an approved vehicle type, including substantial software changes, must go through updated Type Approval by the Competent Authority.

EU Emissions Regulations. We believe Europe’s regulatory environment is generally conducive to the development, production and sale of electric vehicles. Through emission legislation, tax incentives and direct subsidies, EU and non-EU countries in Europe are taking a progressive stance in reducing carbon emissions in the transport sector which may lead to increasing demand for electric vehicles.

This is reflected in the EU-wide target of a 90% reduction in greenhouse gas emissions from the transport sector by 2050 (compared to 1990 levels), as part of an economy-wide carbon-neutral target. Moving forward, the European Parliament and European Council have provisionally agreed legislation in the final quarter of 2022 that would (i) introduce a pricing emissions trading system that is anticipated to apply to the transport sector from as soon as 2027 (subject to a one year delay if energy prices in the EU exceed certain amounts); (ii) require increased levels of national greenhouse gas reduction commitments (which include the transport sector) pursuant to a revision of the Effort Sharing Regulation, as part of efforts to reduce EU emissions by 40% by 2030 (compared to 2005 levels) in certain sectors including transport and by 55% overall by 2030 (compared to 1990 levels); and (iii) will amend the EU legislative regime with respect to batteries, including by introducing mandatory supply chain due diligence obligations with respect to certain materials used in our batteries. Such agreements are pending formal adoption by EU political institutions.

The EU has further developed a system of “off-ramps” pursuant to which manufacturers can earn “super credits” for delivering to the market zero- and low-emission vehicles emitting less than a certain threshold of pollutants. In addition, manufacturers can group together or pool their fleets and act jointly to meet their emissions target. This method of compliance may allow LiveWire to “sell” its credits and super credits to a manufacturer seeking to enter into a pooling arrangement. However, unlike the United States, in the EU, LiveWire cannot sell individual credits.

Hazardous Substances. Should we expand into the EU, we would also be subject to regulations governing the proper handling, and disposal of products containing hazardous substances in the EU, including the EU Waste Framework Directive, in relation to which the European Commission has begun a consultation process to revise. In relation to our batteries, disposal would be governed by the Batteries Directive, which imposes, among other obligations, certain requirements in relation to the disposal of batteries, such as that producers of batteries and producers of other products that incorporate a battery are responsible for the waste management of batteries that they place on the market, in particular the financing of collection and recycling schemes.

Environmental, Health and Safety Regulations in the Rest of World

Should we expand into jurisdictions outside of the USA and EU, other jurisdictions also have a favorable regulatory environment with respect to electric motorcycles.

For example, in the UK, the government has proposed that all new motorcycles are to be fully zero emissions at the tailpipe from 2035, or earlier if it is determined that a faster transition seems feasible. This proposal is subject to feedback from a consultation process but reflects the UK’s broader strategy to phase out new combustion engines in all transport (including heavy duty vehicles) by 2040.

Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of motorcycles and generally require vehicle manufacturers and dealers to be licensed to sell vehicles directly to customers in the state.

Some states, however, do not permit motorcycle manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles directly to residents of these states, we must conduct the sale out of state through our California location, over the internet or telephonically. LiveWire retail partners who have obtained dealer licenses within these certain states will sell vehicles directly to residents within these states.

In addition, certain states and territories require service facilities to be available for vehicles sold in the state or territory, which may be interpreted to require service facilities to be available for vehicles sold through our California location over the internet or telephonically to residents of the state or territory. Puerto Rico, for example, is one such jurisdiction. Such laws could limit our ability to sell vehicles in states either where we do not maintain service facilities or where we do not have retail partners licensed to act as service dealers who maintain appropriate service facilities within these states.

We believe that, as a matter of interstate commerce, we may sell an electric vehicle to any consumer in any state in the United States from a LiveWire retail partner that is duly licensed as a dealer by a state in the United States. That customer may contact a licensed LiveWire retail partner through the internet, by telephone or visiting the location directly. However, some states may take an alternative approach or interpretation and attempt to prohibit direct sales and/or also restrict traditional marketing, pre-sale and/or sales activities.

Data Privacy and Cybersecurity Laws and Regulations

Our business collects, uses, handles, stores, receives, transmits and otherwise processes different types of information about a range of individuals, including our customers, riders of our electric vehicles, website visitors, users of our mobile application, our employees and job applicants, and employees of companies we do business with (such as our vendors and suppliers). As a result, we are and may become subject to existing and emerging federal, state, local and international laws and regulations related to the privacy, security and protection of such information, such as the Federal Trade Commission (“FTC”) Act, the GLBA, the TCPA, the CAN-SPAM Act, California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”), the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Connecticut Data Privacy Rights Act (“CTDPA”) and the Utah Consumer Privacy Act (“UCPA”).

In the United States, while there is not a single generally applicable federal law governing the processing of personal information, there are federal laws that apply to the processing of certain types of information, or the processing of personal information by certain types of entities, and the Federal Trade Commission and state attorneys general may bring enforcement actions against companies that engage in processing of personal information in a manner that constitutes an “unfair” or “deceptive” trade practice.

In addition, certain states have enacted laws relating to data privacy and the processing of information about residents in those states. The CCPA, which went into effect on January 1, 2020 and applies to our business, imposes obligations and restrictions on businesses that handle personal information of California residents and provides data privacy rights to California residents, including the right to know, the right to delete and the right to opt out of the sale of personal information as well as additional protections for minors. Certain requirements in the CCPA remain uncertain due to ambiguities in the drafting of the CCPA or incomplete guidance. Adding to the uncertainty, in November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which amends and expands upon the CCPA, imposes additional obligations and sets forth additional privacy rights for California residents. Additional states, Virginia, Colorado, Connecticut and Utah, also recently enacted comprehensive data privacy laws. Virginia passed the VCDPA, Colorado passed the CPA, Connecticut passed the CTDPA and Utah passed the UCPA. The CPRA and VCDPA became effective on January 1, 2023, the CPA and CTDPA become effective on July 1, 2023 and the UCPA becomes effective on December 31, 2023. There are currently draft CPRA regulations and draft CPA rules that, when passed, will supplement the CPRA and CPA. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the Internet may be applicable to our business, such as the TCPA, the CAN-SPAM Act and similar state and federal consumer protection laws. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems.

By expanding into Europe and the United Kingdom, we will also become subject to laws, regulations and standards covering data protection and marketing and advertising, including the EU General Data Protection Regulation (“GDPR”) and the United Kingdom data protection regime, consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act (together referred to as the “UK GDPR”). The GDPR and UK GDPR regulate the processing of data relating to an identifiable individual (personal data) and impose stringent data protection requirements on organizations with significant penalties for noncompliance. The European Data Protection Board has also released data guidelines for connected vehicles, and the upcoming ePrivacy Regulation is in its final stages.

Regulators and legislators in jurisdictions around the world continue to propose and enact more stringent data protection and privacy laws. New laws as well as any significant changes to applicable laws, regulations, interpretations of laws or regulations, or market practices regarding privacy and data protection or regarding the manner in which we seek to comply with applicable laws and regulations could require us to make modifications to our products, services, policies, procedures, notices and business practices. Many large geographies that may become important to our future success, including Australia, Brazil, Canada, China and India, have passed or are considering comprehensive data privacy legislation or regulations. Until prevailing compliance practices standardize, the impact of worldwide privacy regulations on our business and, consequently, our revenue, could be negatively impacted.

Intellectual Property

Our intellectual property is a core asset of our company, and an important tool to drive value and differentiation in our products and services. We protect, use and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position, and create stockholder value. Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms and enforcement mechanisms across various international jurisdictions to establish and protect intellectual property related to our current and future business and operations.

As of December 31, 2022, we held 9 utility patents and 20 design patents, and had filed an additional 8 utility patent applications and 3 design patent applications in the U.S. We also held 45 patents and 11 patent applications that are foreign counterparts of some of our U.S. patents and patent applications with foreign patent offices. We do not view any individual patent as being material to our business. Subject to required payments of annuities or maintenance fees, United States design patents have a term of 15 years from the date of issuance, and United States utility patents have a term of 20 years from the priority application date. Accordingly, our U.S. patents that have already been issued will expire between 2031 and 2040. Our foreign patents generally have similar expiration dates, but may vary from country to country, the duration being set according to the laws of the jurisdiction in which the patent issues. Our trademarks, logos, domain names, and service marks are used to establish and maintain our reputation with our customers, and the goodwill associated with our businesses. As of December 31, 2022, we had 38 registered trademarks and had an additional 30 pending trademark applications with domestic and foreign trademark offices. The duration of trademark registrations vary from country to country, but it is typically for ten years with unlimited ten-year renewal terms, subject to the payment of maintenance and renewal fees and the laws of the jurisdiction in which the trademark is registered.

We intend to continue to vigorously pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property, we may be unsuccessful in enforcing our intellectual property, and third parties may seek to circumvent invalidate, or otherwise challenge our intellectual property. For additional information, see the section entitled “Risk Factors—Risks Related to Information Technology, Intellectual Property, Data Security and Privacy.”

Internet Access

The Company’s website address is http://www.livewire.com. The Company’s website address for investor relations is http://investor.livewire.com/.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, are available on its investor relations website free of charge as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (“SEC”).

In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Corporate Governance Guidelines; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee, Brand and Sustainability Committee, and the Conflicts Committee; (iii) the Code of Business Conduct and Ethics (the “Code of Conduct”); (iv) a list of the Board of Directors; (v) the Bylaws; (vi) the Company’s Policy for Managing Disclosure of Material Information; (vii) the Company’s Insider Trading Policy; (viii) the Related Party Transaction Policy; and (ix) the Whistleblower Policy.

The Company's Notice of Annual Meeting and Proxy Statement for its 2023 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.

The Company satisfies the disclosure requirements under the Code of Conduct, the Conflict Process and applicable New York Stock Exchange (“NYSE”) listing requirements regarding waivers of the Code of Conduct or the Conflict Process by disclosing the information in the Company’s proxy statement for its annual meeting of shareholders or on its investor relations website.

The Company is not including the information contained on or available through any of its websites as a part of, or incorporating such information by reference into, this Form 10-K.

Item 1A. Risk Factors

LiveWire Group, Inc. is subject to risks and uncertainties, including those discussed below. Discussions of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. Some of these risks and uncertainties, including those described below, may cause our business, financial condition and results of operations to vary, and they may materially or adversely affect our financial performance. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, which are not currently known to us or which we currently believe are immaterial, may also materially or adversely affect our business, financial condition and results of operations. References to “electric vehicles” throughout this Risk Factors section refer to both electric motorcycles and electric balance bikes.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, strategies or prospects. You should carefully consider these risks and uncertainties when investing in our Common Stock. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

•We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for several years. We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
•Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
•We may be unable to develop and produce electric vehicles of sufficient quality, on a schedule and at scale, that would appeal to a large customer base.
•If we fail to achieve unit sales expectations, our business, prospects, financial condition and operating results could be adversely impacted.
•We are a pioneer in a new space. As we scale and expand our business, we may not be able to adequately control the costs of our operations.
•The electric vehicle sector is rapidly growing and our products and services are and will be subject to strong competition from a growing list of competitors.
•Our business and prospects depend significantly on our ability to build the LiveWire brand and consumers’ recognition, acceptance and adoption of the LiveWire brand. We may not succeed in continuing to maintain and strengthen the LiveWire brand.

•We have an established standard of quality and associated consumer expectations through our H-D motorcycle lineage. If we are unable to continue providing quality services and customer service, our business and reputation may be materially and adversely affected.
•Our relationship with H-D presents potential opportunities, synergies and risks. Our brand and reputation could be materially and negatively affected through negative publicity regarding H-D and its products and services.
•We may experience operational and financial risks if we fail to effectively and appropriately separate the LiveWire business from the H-D business.
•H-D could make decisions for the benefit of its overall business that could negatively impact our overall business.
•Our relationship with H-D may impact our other business relationships or potential business relationships.
•Leveraging contract manufacturers, including H-D, KYMCO and other potential partners, to contract manufacture electric vehicles is subject to risks.
•If retail partners are unwilling to participate in our go-to-market business model or are unable or ineffective in establishing or maintaining relationships with customers for electric vehicles, it may adversely impact our business.
•Our research and development efforts may not yield the expected results, or results on expected timelines or at expected costs.
•If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, or are subject to negative publicity, then our business, prospects, financial condition and operating results may suffer materially.
•We, our outsourcing partners, and our suppliers are subject to numerous regulations. Unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with these regulations could materially and negatively affect our business, prospects, financial condition and operating results.
•Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells and key semiconductor chip components necessary for our electric vehicles, could materially and negatively affect our business.
•Electric vehicles are inherently new products. We may experience significant delays in the design, production and launch of our electric vehicles, which could materially and negatively affect our business, prospects, financial condition and operating results.
•Our business may suffer if our products or features contain defects or fail to perform as expected. We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image, business and operating results.
•We depend on suppliers, including critical and single sourced suppliers, to deliver components according to schedules, prices, quality and volumes that are acceptable to us. We may be unable to effectively manage these suppliers. Uncertainties in the global economy may negatively impact suppliers and other business partners, which may interrupt the supply chain and require other changes to operations. These and other factors may adversely impact revenues and operating income.
•The success of our business depends on the availability of power and charging infrastructure for electric vehicles. Limitations on that infrastructure may negatively impact our business.
•We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•The restatement of our 2022 interim consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Common Stock.
•We may face challenges in expanding our business and operations internationally and our ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks.

Risks Related to Our Business

We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for several years. We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have incurred net losses since our inception, including net losses of $78,938 thousand, $68,292 thousand and $77,572 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. We believe that we will continue to incur operating and net losses in the future until at least the time we begin significant deliveries of our electric vehicles which may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp-up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our electric vehicles and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our electric vehicle portfolio, including the introduction of lower-priced electric motorcycles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable could materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our electric vehicles, such as the LiveWire One and the S2 Del Mar, and our services, which may not occur. Our business also will at times require significant amounts of working capital to support the growth of additional electric vehicle platforms and electric vehicle models. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

H-D began making initial deliveries of our predecessor electric motorcycle, the Harley-Davidson LiveWire, in September 2019, and we launched the LiveWire One model in July 2021 and we initially launched 100 special launch edition S2 Del Mar’s in May 2022. In 2019, H-D acquired STACYC Inc. and began selling electric balance bikes, which are currently sold under the STACYC and H-D IRONe brands, as well as through private label arrangements. As entirely new products, there is no historical basis for making judgments on the demand for our electric vehicles, our ability to develop, produce and deliver electric vehicles, or our profitability in the future. It is difficult to predict our future revenues and appropriately budget for our expenses, and trends may emerge in this quickly evolving industry that may be outside our visibility and may affect our business. You should consider our business and prospects in light of the risks and challenges we face as a pioneer in a new industry, including with respect to our ability to continuously advance our electric vehicle technologies; develop safe, reliable and quality electric vehicles that appeal to customers; deliver and service a large volume of electric vehicles; turn profitable; build a globally recognized and respected brand cost-effectively; expand our electric vehicles lineup; navigate the evolving regulatory environment; improve and maintain our operational efficiency; manage supply chain effectively; adapt to changing market conditions, including technological developments and changes in competitive landscape; and manage our growth effectively.

While our Electric Motorcycles segment currently focuses on the LiveWire One and the S2 Del Mar, we expect our product roadmap to expand beyond the LiveWire One and introduce new models in other categories or using other technologies that we have less experience in as we may adjust our strategies and plans from time to time to remain competitive as a pioneer in a new industry.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

We may be unable to develop and produce electric vehicles of sufficient quality, on a schedule and at scale that would appeal to a large customer base.

Our business depends in large part on our ability to develop, market, produce and sell our electric vehicles. The continued development of and the ability to sell our electric vehicles at scale, including the LiveWire One, the S2 Del Mar, and future electric vehicles, are and will be subject to risks, including with respect to:
•our ability to secure necessary funding;
•our ability to develop and launch a light model electric vehicle at scale and at competitive profit margins for our business;
•our ability to negotiate and execute definitive agreements, and maintain arrangements on reasonable terms, with our various suppliers for hardware, software or services necessary to engineer or manufacture parts or components of our electric vehicles;
•securing necessary components, services or licenses on acceptable terms and in a timely manner;
•delays by us in delivering final component designs to our suppliers;
•our ability to accurately produce electric vehicles within specified design tolerances;
•quality controls, including within our production operations, that prove to be ineffective or inefficient;
•defects in design and/or manufacture that cause our electric vehicles not to perform as expected or that require repair, field actions, product recalls or design changes;
•delays, disruptions or increased costs in our third-party outsourcing partners’ and our third-party suppliers’ supply chain, including raw material supplies;
•other delays, cost overruns and backlog in manufacturing and research and development of new models;
•obtaining required regulatory approvals and certifications;
•compliance with environmental, safety and similar regulations; and

•our ability to attract, recruit, hire, retain and train skilled employees.

Historically, motorcycle customers have expected motorcycle manufacturers to periodically introduce new and improved vehicle models. To meet these expectations, we intend to introduce new electric motorcycle models and enhanced versions of existing models. The electric vehicle market is new and quickly evolving. As a pioneer in a new industry, we inherently have limited experience as a company, designing, testing, manufacturing, marketing and selling our electric motorcycles and therefore cannot assure you that we will be able to meet customer expectations. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

If we fail to achieve unit sales expectations, our business, prospects, financial condition and operating results could be adversely impacted.

The electric vehicle market is becoming increasingly competitive. Increasing competition may lead to lower vehicle-unit sales and increased inventory, which may result in downward price pressure. Our ability to successfully achieve unit sales expectations will be fundamental to our future success in existing and new markets and our market share. We cannot assure you that we will be able to achieve unit sales expectations. If we are unable to achieve unit sales expectations, our business, prospects, financial condition and operating results could be adversely impacted.

We are a pioneer in a new space. As we scale and expand our business, we may not be able to adequately control the costs of our operations.

We have a short operating history in the electric vehicle industry, which is continuously evolving. Through our partnership with H-D and retail partners, comprised largely of existing H-D dealers, we have partners with extensive experience selling internal combustion engine motorcycles at scale. Despite this experience, the electric motorcycle industry is new, and there are no guarantees that this experience will result in sales of electric motorcycles at a comparable scale. We will require significant capital to develop and grow our business, including developing and producing our electric vehicles, establishing or expanding design, research and development, production and building our brand. We have incurred and expect to continue incurring significant expenses, including research and development expenses, raw material procurement costs, sales and distribution expenses, as we build our brand and market our electric vehicles, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company, which will impact our profitability. Our ability to become profitable in the future is dependent on the design, development and marketability of our product portfolio while also controlling costs to achieve expected margins. If we are unable to efficiently design, develop, market, deploy, distribute and service our electric vehicles, our margins, profitability and prospects could be materially and adversely affected.

The electric vehicle sector is rapidly growing and our products and services are and will be subject to strong competition from a growing list of competitors.

Both the vehicle industry generally, and the electric motorcycle sector in particular, are highly competitive, and our Electric Motorcycle segment will be competing for sales with both leading internal combustion engine-focused companies and smaller electric motorcycle-focused companies. Several major motorcycle companies currently have electric motorcycles available, and other current and prospective motorcycle manufacturers are also developing electric motorcycles. STACYC is a category creator for electric balance bikes. There have been some competitors who have entered the market, but we expect competition to grow as the market shifts to younger riders and more players begin to make serious investments in the category.

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition and operating results. We also expect competition for electric vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Further, as a result of new entrants in the electric vehicle market, we may experience increased competition for components and other parts of our electric vehicles, including internal competition between our Electric Motorcycle and STACYC segments, which may have limited or single-source supply.

Our business and prospects depend significantly on our ability to build the LiveWire brand and consumers’ recognition, acceptance and adoption of the LiveWire brand. We may not succeed in continuing to maintain and strengthen the LiveWire brand.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high-quality electric vehicles and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen our brand will depend heavily on the success of our customer development and branding efforts. Such efforts mainly include building a community of customers engaged with our branding initiatives, such as at automotive shows and events. To effectively build our brand with a new customer in a new industry, such efforts may be non-traditional and may not achieve the desired results. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the potential to use traditional media such as television, radio and print and engage celebrity talent or brand ambassadors. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results may be materially and adversely impacted.

In addition, if negative incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and materially and negatively affect consumer perceptions and confidence in the LiveWire brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing partners or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

In addition, from time to time, our electric vehicles may be evaluated and reviewed by third parties. Any negative reviews or reviews that compare us unfavorably to competitors could adversely affect consumer perception about our electric vehicles.

We have an established standard of quality and associated consumer expectations through our H-D motorcycle lineage. If we are unable to continue providing quality services and customer service, our business and reputation may be materially and adversely affected.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the LiveWire standard of quality and associated consumer expectations, including maintaining the established standard of quality and associated consumer expectations through our H-D motorcycle lineage. If we are not able to establish, maintain and strengthen the LiveWire standard of quality and associated consumer expectations with our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the LiveWire brand will depend heavily on our ability to provide high-quality electric vehicles and engage with our customers as intended, as well as the success of our customer development and marketing efforts. If we do not develop and maintain a strong brand associated with the LiveWire brand, our business, prospects, financial condition and operating results could be materially and adversely impacted.

Our relationship with H-D presents potential opportunities, synergies and risks. Our brand and reputation could be materially and negatively affected through negative publicity regarding H-D and its products and services.

Our relationship with H-D presents potential opportunities, synergies and risks for us. However, the association of our business and brand to H-D and its business could subject us to reputational and regulatory risks. Any negative developments with respect to H-D may materially and adversely affect our business and brand. Additionally, the anticipated benefits of the synergies with H-D may not be realized or the value of goodwill and other intangible assets could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition and operating results.

We may experience operational and financial risks if we fail to effectively and appropriately separate the LiveWire business from the H-D business.

We may experience operational and financial risks in connection with separating from H-D if we are unable to:

•successfully separate the operations, as well as the accounting, financial controls, management information, technology, data, human resources and other administrative systems and functions, of H‑D from our operations and systems;
•successfully identify, validate, qualify and contract with replacement or second-source manufacturing, engineering, development and testing service providers (or stand up such capabilities internally) to act as second sources or replacement sources of such services in the event H-D is unable to provide such services or our agreements with H-D to provide the same expire or are terminate;
•successfully identify and realize potential synergies with H-D; and
•fully identify potential risks and liabilities associated with H-D, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, litigation or other claims in connection with H-D, including claims from terminated employees, former stockholders, H-D dealers, or other third parties, and other known and unknown liabilities.

H-D could make decisions for the benefit of its overall business that could negatively impact our overall business.

As a result of the Separation, H-D, through the Legacy LiveWire Equityholder, is our majority stockholder. To ensure we are making decisions that benefit our business and our stockholders, we have a conflicts committee (the “Conflicts Committee”) of the board of directors of LiveWire (the “Board”) to review and approve any matter involving a conflict of interest between us and H-D. Outside of our business, H-D may make certain decisions that benefit its overall business, including its relationships with its suppliers and dealers, that could negatively impact our overall business, including our supplier partnerships, pricing, approach to manufacturing or ability to expand distribution. These decisions by H-D about its business may have a material and adverse effect on our business, prospects, financial condition and operating results.
Our relationship with H-D may impact our other business relationships or potential business relationships.

H-D has many longstanding business relationships that we expect to largely be able to leverage to our benefit through our relationship with H-D. Our relationship with H-D may also affect our ability to develop and maintain our own relationships with companies providing services and capabilities to, or for the benefit of, our business, including supply, distribution, marketing and operations. Depending upon the relationship between H-D and these other companies, the other companies may be less willing or unwilling to develop and maintain relationships with us. Additionally, they may favor our competitors or may view us as competitors because of our relationship with H-D. We may also enter into certain agreements with H-D pursuant to which we and/or H-D have continuing obligations to provide services to each other. Our inability to maintain the business relationships necessary to maintain and grow our business may materially and negatively impact our results.

Leveraging contract manufacturers, including H-D, KYMCO and other potential partners, to contract manufacture electric vehicles is subject to risks.

A key financial benefit to our business is our asset-light operating model in which we rely on contract manufacturers to produce our electric vehicles. We have secured the experience and expertise of H-D and KYMCO to serve as our long-term contract manufacturing partners to provide manufacturing, procurement, logistics and distribution services for our platforms and certain other products. If these contract manufacturing agreements terminate or expire, or if H-D or KYMCO fail to perform or meet our expected quality standards, timelines, capacity requirements, costs, manufacturing capabilities or manufacturing footprint, we may need to engage another third‑party contract manufacturer or build our own in-house manufacturing capabilities, which could cause us to incur significant cost and expense. Additionally, our recourse against H-D for their failure to perform or meet our expected quality standards is limited. We do not currently have alternate manufacturing arrangements in place so it may take time to transition to another contract manufacturer, and there is no guarantee that they would be able to meet our capacity, capability or quality requirements, or otherwise be an effective and acceptable manufacturing solution. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

If retail partners are unwilling to participate in our go-to-market business model or are unable or ineffective in establishing or maintaining relationships with customers for electric vehicles, it may adversely impact our business.

We employ a go-to-market business model whereby our revenue is generated primarily by sales through retail partners, which are largely drawn from H-D’s traditional motorcycle dealer network while we also seek to develop new retail partners. We depend on the capability of these retail partners to develop and implement effective retail sales plans to create demand among retail purchasers for our electric vehicles and related products and services that the retail partners may purchase from us. We provide our retail partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective, and restrictions on travel and other limitations as a result of health pandemics, including the COVID-19 pandemic, may undermine our efforts to provide training and build relationships. If our retail partners are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our retail partners’ ability to develop, maintain and strengthen their relationships with customers for electric vehicles will depend heavily on our ability to provide high-quality electric vehicles and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The electric vehicle industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our relationship with customers. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results could be materially and adversely impacted.

Some of these retail partners may also market, sell and support offerings that may be competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings or may have incentives to promote other offerings to the detriment of our own. Our retail partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our retail partners misrepresents the functionality of our electric vehicles to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our retail partners, identifying additional retail partners, including in new markets, and training our retail partners to independently sell our electric vehicles. If our retail partners are unsuccessful in selling electric vehicles, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality retail partners in each of the regions in which we sell our electric vehicles and keep them motivated to sell our electric vehicles, our business, prospects, financial condition and operating results could be adversely affected.

Our research and development efforts may not yield the expected results or results on expected timelines or at expected costs.
Technological innovation is critical to our success, and we have strategically developed most of the key technologies in-house, such as energy dense battery packs and battery management systems (“BMS”), high power, high efficiency inverters and motors, efficient onboard charger and DC-DC converter and best-in-class software and controls. We have been investing heavily in our research and development efforts. In 2020, 2021, and 2022, our research and development expenses amounted to $23,036 thousand, $35,308 thousand and $35,612 thousand, respectively. Our research and development expenses accounted for 74.64%, 98.61%, and 76.04% of our total revenues for 2020, 2021, and 2022 respectively. The electric vehicle industry is experiencing rapid technological changes, and we need to invest significant resources in research and development to lead technological advances and remain competitive in the market. Therefore, we expect that our research and development expenses will continue to be significant. Furthermore, research and development activities are inherently uncertain, and there can be no assurance that we will continue to achieve technological breakthroughs and successfully commercialize such breakthroughs. As a result, our significant expenditures on research and development may not generate corresponding benefits. If our research and development efforts fail to keep up with the latest technological developments, we may suffer a decline in our competitive position.

Apart from our in-house expertise, we also rely on certain technologies of our suppliers to enhance the performance of our electric vehicles. In particular, we do not manufacture battery cells, which makes us dependent upon suppliers for the relevant technologies. As technologies change, we plan to upgrade our existing models and introduce new models to provide our electric vehicles with the latest technologies, including battery cells, which could involve substantial costs and lower our return on investment for existing models.

Even if we are able to keep pace with changes in technologies and develop new models, our prior models could become obsolete more quickly than expected, potentially reducing our return on investment.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, or are subject to negative publicity, then our business, prospects, financial condition and operating results may suffer materially.

Customers may be less likely to purchase our electric vehicles if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long-term. Similarly, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our electric vehicles, long-term financial viability and business prospects. Maintaining such confidence may be complicated by certain factors, including those that are largely outside of our control, such as our limited operating history; customer unfamiliarity with our electric vehicles and electric vehicles and electric motorcycles in general; any delays in scaling production, delivery and service operations to meet demand; competition and uncertainty regarding the future of our electric vehicles and electric vehicles and electric motorcycles in general; and our production and sales performance compared with market expectations.

We, our outsourcing partners, and our suppliers are subject to numerous regulations. Unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could materially and negatively affect our business, prospects, financial condition and operating results.

We and our electric vehicles, and vehicles in general, as well as our third-party outsourcing partners and our suppliers, are or will be subject to substantial regulation under foreign, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell, deploy or service our electric vehicles in the jurisdictions in which we plan to operate and, to the extent we have not already, intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell, deploy or service our electric vehicles in any of these jurisdictions. If we, our third‑party outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we or they currently operate, or those jurisdictions in which we or they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including, but not limited to:

•increased support for other alternative fuel systems, which could have an impact on the acceptance of our electric vehicles; and
•increased sensitivity by regulators to the needs of established automobile and motorcycle manufacturers, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent the laws change, our electric vehicles may not comply with or be positioned to take advantage of applicable foreign, federal, state or local laws, which may have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results could be adversely affected.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells and key semiconductor chip components necessary for our electric vehicles, could materially and negatively affect our business.

We and our suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such cost increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including, for example, lithium-ion battery cells, semiconductor chips and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand. For example, COVID-19, including associated variants, the recent conflict in Ukraine and inflationary pressure, may cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we may adopt in an effort to remedy or mitigate impacts of such disruptions and delays may result in higher costs. In addition, our business also depends on the continued supply of battery cells for our electric vehicles. We are exposed to multiple risks relating to lithium‑ion battery cells. These risks include, but are not limited to:

•an increase in the cost, or decrease in the available supply, of materials used in the cells, including as a result of new regulation;
•disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the US dollar.

Our business is dependent on the continued supply of battery cells for the battery packs used in our electric vehicles. While LiveWire is entering into a supply agreement to acquire lithium-ion battery cells, there is still a risk of disruption in the supply of those cells, which could then disrupt production of our electric vehicles. The Arrow powertrain will utilize the industry-standard 21700 cylindrical cell form factor that enables rapid implementation of alternate cells from a wide variety of manufacturers with minimal mechanical changes and targeted adjustments to the BMS algorithms. LiveWire’s ongoing cell manufacturer relationship development, cell assessment, and cell characterization work positions LiveWire to respond in a nimble manner to potential disruptions. However, there is still a risk of disruption to production if a need arises to change suppliers with insufficient advance notice.

Semiconductor chips and other electronics subcomponents are also a vital input component to the electrical architecture of our electric vehicles, controlling wide aspects of the electric vehicles’ operations. Many of the key semiconductor chips and electronics subcomponents used in our electric vehicles come from single-source or limited-source suppliers, and therefore, a disruption with any one manufacturer or supplier in our supply chain could have an adverse effect on our ability to effectively produce and timely deliver our electric vehicles. Due to our reliance on these semiconductor chips and electronics subcomponents, we are subject to the risk of shortages and long lead times in their supply. While LiveWire has entered into supply agreements to acquire some of the critical semiconductor chips and electronics subcomponents, we may have limited flexibility to immediately change suppliers in the event of any disruption in the supply of those chips and electronics subcomponents, which could then disrupt production of our electric vehicles. LiveWire has in the past experienced, and we may in the future experience, semiconductor chip and electronics subcomponents shortages, and the availability and cost of these components would be difficult to predict.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021 and 2022, which we expect to continue as a consequence of the continuing COVID-19 pandemic, inflation of raw material costs and the conflict in Ukraine. As a result, our ability to source semiconductor chips used in our electric vehicles could continue to be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our electric vehicles, and increased costs to source available semiconductor chips. For example, we faced supply constraints related to certain components including those impacted by the global semiconductor chip shortages. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our electric vehicles could be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing semiconductor chip shortages, including additional research and development expenses and engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis.

Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor chip suppliers, would increase our operating costs and could reduce our margins. For example, due to the recent global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic, the conflict in Ukraine, and the current inflationary environment in the United States, the cost of input materials, components and processes required to produce our electric vehicles is expected to increase, and we may need to increase the prices of our electric vehicles in response to these cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition and operating results. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition and operating results.

Electric vehicles are inherently new products. We may experience significant delays in the design, production and launch of our electric vehicles, which could materially and negatively affect our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to develop, produce, market and sell our electric vehicles. Electric vehicle companies experience delays in the design, production and commercial release of new products. To the extent we delay the launch of future models of electric vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. Furthermore, we rely on contract manufacturers for the manufacturing of electric vehicles. We could experience delays if our contract manufacturers do not meet agreed upon timelines or experience capacity constraints. Additionally, we rely on third‑party suppliers for the provision and development of the key components and materials used in our electric vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines. See “-Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could materially and negatively affect our business.”

The battery’s range and life will deteriorate with usage and time, which, if material, could negatively influence potential customers’ decisions to purchase our electric vehicles.

All lithium-ion batteries are consumable components that become less effective as they chemically age. As lithium-ion batteries chemically age, the amount of charge they can hold diminishes, which may result in a perceptible decrease in range for an electric vehicle. This can be referred to as the battery’s maximum capacity, i.e., the measure of battery capacity relative to when it was new. In addition, a battery’s ability to deliver maximum instantaneous performance, or “peak power,” may decrease and impact acceleration performance in an electric vehicle. A normal battery is designed to retain up to 80% of its original capacity after 30,000 miles when operating under normal conditions. Although common to all electric vehicles, lithium-ion battery aging may negatively influence potential customers’ electric vehicle purchase decisions.

Our business may suffer if our products or features contain defects or fail to perform as expected. We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image, business and operating results.

If our electric vehicles contain design or manufacturing defects that cause them not to perform as expected or that require repair, our ability to develop, market and sell our products and services may be materially and negatively affected, and we may experience delivery delays, product recalls, product liability, breach of warranty and consumer protection claims and significant warranty and other expenses. In particular, our electric vehicles are highly dependent on software, which is inherently complex and may contain latent defects or errors or be subject to external attacks. Although we attempt to remedy any issues we observe in our electric vehicles as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. While we perform extensive internal testing on our electric vehicles and features, we currently have a limited frame of reference by which to evaluate their long-term quality, reliability, durability and performance characteristics when operating in the field. There can be no assurance that we will be able to detect and fix all defects in our electric vehicles prior to their sale to or installation for customers. Despite safety and quality reviews, the Consumer Product Safety Commission or other applicable regulatory bodies may require, or we may voluntarily institute, the recall, repair or replacement of our electric vehicles if our electric vehicles are found not to be in compliance with applicable standards or regulations.

Any product recall in the future, whether initiated by a regulator, us or a supplier, and whether the product recall involves our or a competitor’s product, may result in adverse publicity, damage our brand image, and adversely affect our business, prospects, financial condition and operating results. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, may involve significant expense, the possibility of lawsuits, and diversion of management’s attention and other resources, which could adversely affect our brand image and our business, prospects, financial condition and operating results.

We depend on suppliers, including critical and single source suppliers, to deliver components according to schedules, prices, quality and volumes that are acceptable to us. We may be unable to effectively manage these suppliers. Uncertainties in the global economy may negatively impact suppliers and other business partners, which may interrupt the supply chain and require other changes to operations. These and other factors may adversely impact revenues and operating income.

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical to the output and production of our electric vehicles. The supply agreements we may enter into with suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If our suppliers become unable to provide, or experience delays in providing, components or if the supply agreements we enter into are terminated, it may be difficult to find replacement components. Additionally, our products contain parts that we purchase from single-source or limited-source suppliers, for which no immediate or readily available alternative supplier exists. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single-source components, we may be unable to do so in the short-term (or at all) at prices or quality levels that are acceptable to us. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all, especially in light of the increases in materials pricing. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductor chips has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.

In addition, if our suppliers experience substantial financial difficulties, cease operations or otherwise face business disruptions, we would be required to take measures to ensure components and materials remain available. Any disruption could affect our ability to deliver electric vehicles and could increase our costs and negatively affect our liquidity and financial performance.

Also, if a supplied vehicle component becomes the subject of a product recall, we may be required to find an alternative component, which could increase our costs and cause vehicle production delays. Additionally, we may become subject to costly litigation surrounding the component.

If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, we may be exposed to fluctuations in prices of components, materials and equipment comprising the products purchased from our contract manufacturers, including H-D. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustments based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our electric vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition and operating results.

As we continue to grow, we may not be able to effectively manage our growth, which could negatively impact our brand and financial performance.

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities, and implementing administrative infrastructure, systems, and processes. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

•attracting and hiring skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future;
•managing a larger organization with a great number of employees in different divisions and geographies;
•training and integrating new employees into our operations to meet the growing demands of our business;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, manufacturing and sales;
•managing regulatory requirements, permits and labor issues and controlling costs in connection with the construction of additional facilities or the expansion of existing facilities; and
•implementing and enhancing administrative infrastructure, systems and processes.

Furthermore, we have limited experience to date in high volume production of our electric vehicles, and we cannot ensure that we will be able to continue to partner with reliable contract manufacturers and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our electric vehicles as our operations expand. Any failure to effectively manage our growth could negatively impact our brand and financial performance.

Unexpected termination of leases or failure to renew the lease of our existing premises or to renew such leases at acceptable terms could materially and adversely affect our business.

We currently lease the premises for our research and development facility, retails stores and offices. We cannot assure you that we would be able to renew the relevant lease agreements without substantial additional cost or increase in the rental cost payable by us. If a lease agreement is renewed at a rent substantially higher than the current rate, or currently existing favorable terms granted by the lessor are not extended, our business and results of operations may be adversely affected. Additionally, if our sublease at our Company-owned dealership location is either terminated or not renewed by our landlord and we do not have an existing alternate dealership location, that could jeopardize our dealer license, which would impact our ability to make direct sales to consumers and could materially and adversely affect our business.

We may be unable to complete environmental, social and governance (“ESG”) initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact ESG‑focused investors when evaluating us.

There has been increased focus, including by consumers, investors, employees and other stockholders, as well as by governmental and non-governmental organizations, on ESG matters generally and with regard to our industry specifically.

We have undertaken, and plan to continue undertaking, ESG initiatives. Any failure by us to meet our commitments or loss of confidence on the part of customers, investors, employees, brand partners and other stockholders as it relates to our ESG initiatives could negatively impact our brand, our business, prospects, financial condition and operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information.

In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. In addition, regulation, standards and research regarding ESG initiatives could change and become more onerous for both us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully or that we will successfully meet society’s ESG expectations or achieve our financial goals.

While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the associated costs. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters. In addition, emerging regulation requiring additional ESG public disclosure by certain companies in a number of jurisdictions and/or additional ESG obligations (for example, in relation to supply chains) may lead to heightened scrutiny of our ESG performance, to the extent we are required to publish additional information in relation to our ESG performance or to meet such additional ESG obligations. To the extent that our ESG initiatives are deemed to be insufficient by stakeholders, this may lead to a negative impact on our business.

The success of our business depends on the availability of power and charging infrastructure for electric vehicles. Limitations on that infrastructure may negatively impact our business.

Demand for our electric vehicles will depend in part upon the availability of public charging infrastructure. We do not plan to develop or invest in our own network of charging stations, but will instead rely on the use of at‑home charging, which makes up the majority of electric vehicle charging today, along with a growing publicly accessible charging infrastructure provided by third parties and the government. We have limited experience in the actual provision of charging solutions to customers, and the facilitation of these services is subject to challenges, which include:

•successful integration with existing third-party charging networks, including obtaining necessary licenses for charging solutions on commercially acceptable terms;
•inadequate capacity or over capacity in certain areas, security risks or risk of damage to vehicles, charging equipment or real or personal property;
•access to sufficient charging infrastructure;
•the potential for lack of customer acceptance of our charging solutions; and
•the risk that government support for electric vehicle and alternative fuel solutions and infrastructure may not continue.

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our electric vehicles because of the lack of a more widespread charging infrastructure. To provide our customers with access to sufficient charging infrastructure, we will rely on the availability and successful integration of our electric vehicles with third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for electric vehicles, including ours. For example, where charging bays exist, the number of electric vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. To the extent we are unable to meet user expectations or experience difficulties in facilitating access to charging solutions, our reputation and business, prospects, financial condition and operating results may be materially and adversely affected.

Our electric vehicles use lithium-ion battery cells. When not properly managed, lithium-ion battery cells have been observed to catch fire or vent smoke and flame on rare occasions. If our electric vehicles exhibit those conditions, it could have a negative effect on our reputation and business.

The battery packs within our electric vehicles make use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our electric vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, product recalls or redesign efforts, all of which would be time consuming and expensive and could materially and negatively affect our brand image and results of operation. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business.

Our industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies or improvements in current and future enabling and competitive technologies may adversely affect the demand for our electric vehicles.

We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source, and as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric vehicles, which could result in the loss of competitiveness of our electric vehicles, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our electric vehicle with the latest technology. However, our electric vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our electric vehicles. Additionally, the introduction and integration of new technologies into our electric vehicles may increase our costs and capital expenditures required for the production and manufacture of our electric vehicles, and if we are unable to cost efficiently implement such technologies, our business, prospects, financial condition and operating results could be materially and adversely affected.

Our future growth and success are dependent upon consumers’ adoption of, and their demand for, two- and three-wheeled electric vehicles in a sector that is generally competitive, cyclical and volatile.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt two- and three-wheeled electric vehicles and, even if electric vehicles become more mainstream, consumers choosing us over other electric vehicles manufacturers. Demand for electric vehicles may be affected by factors directly impacting electric vehicle prices or the cost of purchasing and operating electric vehicles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and operating results.

In addition, the demand for our electric vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric motorcycles and electric balance bikes in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•perceptions about electric vehicles quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such electric vehicles are produced by us or other manufacturers;
•perceptions about electric vehicles’ safety in general, in particular safety issues that may be attributed to the use of advanced technology, including electric vehicles systems;

•range anxiety, including the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•the availability of new energy vehicles;
•the availability of service and charging stations for electric vehicles;
•the costs and challenges of installing home charging equipment, including for multi-family, rental and densely populated urban housing;
•the environmental consciousness of consumers, and their adoption of electric vehicles;
•the occurrence of negative incidents, or perception that negative incidents have occurred, with respect to our or our competitors’ electric vehicles resulting in adverse publicity and harm to consumer perceptions in electric vehicles generally;
•the higher initial upfront purchase price of electric vehicles, despite lower cost of ongoing operating and maintenance costs, compared to internal combustion engines vehicles;
•perceptions about and the actual cost of alternative fuel;
•belief that electric vehicles may subject riders and passengers to greater risks because electric vehicles are quieter compared to internal combustion engine vehicles;
•regulatory, legislative and political changes; and
•macroeconomic factors.

The unavailability, reduction or elimination of government and economic incentives or government policies that are favorable for electric vehicles and domestically-produced vehicles could have a material adverse effect on our business, prospects, financial condition and operating results.
Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. Additionally, federal, state and local laws may impose additional barriers to electric vehicle adoption, including additional costs. For example, many states have enacted laws imposing additional registration fees for certain hybrid and electric vehicles to support transportation infrastructure, such as highway repairs and improvements, which have traditionally been funded through federal and state gasoline taxes. Any of these conditions could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

While the recently passed Inflation Reduction Act included certain federal tax credits and other incentives for alternative energy production and alternative fuel, there is no guarantee these programs will be renewed or extended in the future. Moreover, the Inflation Reduction Act did not include federal tax credits for electric vehicles with two wheels, such as our electric motorcycles. If current tax incentives and federal tax incentives for two wheeled vehicles are not available in the future, our business, prospects, financial condition and operating results could be materially and negatively affected.

Our electric motorcycles’ quiet performance compared to internal combustion engine motorcycles may subject riders to greater risks.

Our electric motorcycles are quieter compared to internal combustion engine motorcycles, which may subject riders to greater risks. To the extent accidents associated with our quieter electric motors occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Any of these results could materially and adversely affect our business, prospects, financial condition and operating results.

Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition and operating results.

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing have also risen, which may make our electric vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our financial condition and operating results. Additionally, all sales of electric motorcycles and related products to independent dealers in the US and Canada are financed through Harley-Davidson Financial Services, Inc. (“HDFS”), therefore we face the risk that HDFS could change its lending policies in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our electric vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition and operating results.

Our warranty reserves may be insufficient to cover future warranty claims which could adversely affect our business, prospects, financial condition and operating results.

As our electric vehicles are produced, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are insufficient to cover future warranty claims on our electric vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, as we have limited operating experience with our electric motorcycles, we have limited experience with warranty claims for these electric motorcycles and other electric vehicles and with estimating warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We may become subject to product liability claims, which could materially and negatively affect our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could materially and negatively affect our financial condition and liquidity. The vehicle, motorcycle and bicycle industries experience an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our electric vehicles do not perform as expected or contain design, manufacturing, or warning defects and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Moreover, a product liability claim could generate substantial negative publicity about our electric vehicles and business and inhibit or prevent commercialization of other future electric motorcycle vehicles or electric balance bikes, which could have a material adverse effect on our financial condition and liquidity. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our reputation and financial condition and liquidity. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

We depend on revenue generated from a limited number of models and in the foreseeable future will be significantly dependent on a limited number of models.

H-D began making initial deliveries of our predecessor electric motorcycle, the Harley-Davidson LiveWire, in September 2019, and we launched the LiveWire One model in July 2021 and we initially launched 100 special launch edition S2 Del Mar’s in May 2022. For the foreseeable future, the Electric Motorcycles segment will depend on revenue generated from a limited number of models. Historically, motorcycle customers have come to expect a variety of vehicle models offered in a company’s fleet and new and improved vehicle models to be introduced frequently.

STACYC’s current product portfolio starts with 12- and 16-inch electric balance bikes built for 3 to 8 year-old riders. STACYC has recently developed an 18- and 20-inch electric balance bike that expanded the range of STACYC riders from 3 to 12 years old. For the foreseeable future, STACYC will depend on revenue generated from these limited number of models, until STACYC can expand the range of STACYC riders.

Given that for the foreseeable future our business will depend on a limited number of models, to the extent a particular model is not well received by the market, our sales volume, business, prospects, financial condition and operating results could be materially and adversely affected.

STACYC depends on significant customers for a substantial portion of its revenue. If STACYC fails to retain or expand its customer relationships or significant customers reduce their purchases, its revenue could decline significantly.

STACYC depends on a small number of significant customers for its sales, and a small number of customers have historically accounted for a material portion of its revenue. The loss of any one of its significant customers, a significant customers inability to perform under their contracts, significant customers termination or failure to renew their contracts with STACYC, or a significant customers default in payment could cause STACYC’s revenue to decline materially. For the near future, STACYC may continue to derive a significant portion of its revenue from a small number of customers. For the fiscal year ended December 31, 2022, one customer accounted for approximately 47% of STACYC’s revenue. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce STACYC’s revenue and operating results in any reporting period.

In addition, STACYC is subject to credit risk of its customers, and its operating results depend on receipt of timely payments from its customers. Any delay in payment by its customers may have an adverse effect on revenue and operating results. There is no assurance that STACYC will be able to collect all or any of the amounts owed to it in a timely matter. If any of its customers face unexpected situations such as financial difficulties, it may not be able to receive full or any payment of the uncollected sums or enforce any judgment debts against such clients, and its business, prospects, financial condition and operating results could be materially and adversely affected.

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, LiveWire has significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting in our 2023 Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). This assessment will need to include disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. If we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we have identified and may again in the future identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, LiveWire may encounter problems or delays in completing the remediation of any deficiencies identified by its independent registered public accounting firm in connection with the issuance of its attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

If we fail to implement the requirements of Section 404 in the required timeframe once we are no longer an emerging growth company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

During the finalization of our 2022 consolidated financial statements, our management determined that a material weakness existed in our internal control over financial reporting as the design of controls to correctly recognize revenue and the related cost of goods sold in accordance with GAAP were ineffective and resulted in our STACYC segment prematurely recognizing revenue related to deliveries to a customer of STACYC electric balance bikes without batteries, which were shipped separately a short time later. We should have recognized revenue when the batteries were completely delivered, which was required for us to be able to recognize revenue for the bikes as a finished unit. Accordingly, the Audit Committee of our Board of Directors, in consultation with members of our management, concluded that our interim financial statements for the three months ended March 27, 2022, the three and six months ended June 26, 2022 and the three months ended September 25, 2022, should no longer be relied upon.

To remediate this material weakness, we have begun requiring one shipment for all complete electric balance bikes to satisfy the performance obligation, with any exceptions requiring review by the Chief Accounting Officer and/or the Chief Financial Officer for appropriate accounting under GAAP. Additionally, we are enhancing our control structure over the STACYC segment and implementing a control to require all material changes to business operations and new or amended contracts to be reviewed by the Chief Accounting Officer and/or the Chief Financial Officer for accounting impacts in accordance with GAAP. We are also enhancing our controls related to the review of material, manual journal entries to ensure the review is being completed by the appropriate level of management for assessment of accounting impacts in accordance with GAAP.

We cannot assure you the measures we are taking to remediate the material weakness will be sufficient to remediate the material weakness or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a further restatement of our financial statements for prior periods.

If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

The restatement of our 2022 interim consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Common Stock.

We are restating our interim financial statements for the three months ended March 27, 2022, the three and six months ended June 26, 2022 and the three months ended September 25, 2022, respectively, due to errors relating to ineffective controls to correctly recognize revenue and the related cost of goods sold in accordance with GAAP. Specifically, prior to the completion of the Business Combination, we delivered to a customer electric balance bikes without batteries, which were delivered separately a short time later. We have determined that we had prematurely recognized revenue at the time of delivery of the bikes of $1,013 thousand and $1,742 thousand in the first and second quarters of 2022, respectively, with a related understatement of revenue in the third quarter of 2022 of $2,755 thousand. The batteries were completely delivered by the third quarter of 2022, which was required for us to be able to recognize revenue for the bikes as a finished unit. As a result of the restatement, we have become subject to a number of risks and uncertainties, including possible stockholder or other litigation, in connection with the restatement.

We may face challenges in expanding our business and operations internationally, and our ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks.

Our business plan includes operations in international markets, including Germany, France, Netherlands, Switzerland, United Kingdom and Canada, as well as prioritizing the Asia Pacific markets of Japan, South Korea, China, Australia and New Zealand, and eventual expansion into other international markets. We will face risks associated with any potential international operations, including possible unfavorable legal, regulatory, political and economic risks, which could materially and negatively affect our business. We anticipate having international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

•conforming our electric vehicles to various international regulatory requirements where our electric vehicles are sold and serviced, which requirements may change over time;
•expenditures related to foreign lawsuits and liability;
•difficulties in staffing and managing foreign operations;
•difficulties establishing relationships with, or disruption in the supply chain from, international suppliers;
•difficulties attracting customers in new jurisdictions;
•difficulties in attracting effective distributors, dealers or sales agents, as the case may be;

•foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;
•United States and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations and restrictions;
•changes in diplomatic and trade relationships;
•laws and business practices favoring local companies;
•difficulties protecting or procuring intellectual property;
•the adoption of the LiveWire brand versus competitive foreign brands;
•political instability, natural disasters, war or events of terrorism and health epidemics, such as the COVID-19 pandemic or the conflict in Ukraine; and
•the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition and operating results could be materially and adversely affected.

We are subject to risks associated with exchange rate fluctuations, interest rate changes, commodity and credit risk.

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, resulting in cash flows from sales being denominated in currencies different from those of purchases or production activities. Although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our net revenues, finance costs, and margins. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. The Company is also subject to risks associated with changes in prices of commodities.

LiveWire’s Chief Executive Officer has Chief Executive Officer roles at both H-D and LiveWire for up to two years, which may present challenges that could impact our business.

We selected Mr. Zeitz as our Chief Executive Officer for up to two years following the Business Combination due to his unique experience, abilities, and passion. His roles as Chief Executive Officer of both H-D and LiveWire during this period will create operational synergies and potential challenges and impact his ability to devote exclusive time, attention, and effort to our business. If conflicts of interests arise due to, for example, adverse interests of H-D and us on a matter, Mr. Zeitz would be required to recuse himself, deferring our decisions on the matter to the Conflicts Committee and our management. On matters in which Mr. Zeitz recuses himself, we will not have the full benefit of his experience and insight to resolve the matters. The decisions made by the Conflicts Committee and our management on those matters may be different than decisions Mr. Zeitz would have made. The Board may also be unable to identify and hire a CEO of equal caliber to replace Mr. Zeitz when he exits the role. All of those scenarios could materially and adversely affect our business, prospects, financial condition and operating results.

Our business, prospects, financial condition and operating results may be adversely affected by health pandemics (including COVID-19) and epidemics, natural disasters, actual or threatened war (including the conflict in Ukraine), terrorist activities, political unrest, and other outbreaks.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the pandemic related to COVID-19 and associated variants. We also face various risks related to natural disasters, including hurricanes, earthquakes, tsunamis or other natural disasters. Such public health issues or natural disasters could disrupt our business operations, reduce or restrict our supply of materials and services, result in us incurring significant costs to protect our employees and facilities or result in regional or global economic distress, which may materially and adversely affect our business, financial condition and operating results. Actual or threatened war, including the conflict in Ukraine, terrorist activities, political unrest, civil strife and other geopolitical uncertainty could have a similar adverse effect on our business, prospects, financial condition and operating results. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, which could materially and adversely affect our business, financial condition and operating results.

The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world.

The pandemic also resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. These measures adversely impact our employees and operations, the operations of our suppliers, vendors and business partners, and the activities of our retail customers and negatively impact our production plans, sales and marketing activities, business and results of operations. In addition, various aspects of our business cannot be conducted remotely. If government authorities reinstitute such measures or if existing measures remain in place for a significant period of time, they are likely to adversely affect our sales and marketing activities, and our business, prospects, financial condition and operating results.

Due to operational shutdowns of certain of our direct and indirect suppliers as a result of COVID-19 and associated variants, we experienced delays and shortages of certain parts and materials necessary for the production of our electric vehicles. In some cases, suppliers were delayed in providing the required parts and/or materials, while in other cases, suppliers were able only to fulfill our orders on a partial basis or not at all. As a result of such delays and shortages, we are continuing to adapt our internal designs and processes in an effort to remedy or mitigate impacts on our production timeline. Nevertheless, due to these delays and shortages, our production for 2022 was lower than we had planned. Despite our efforts to mitigate such delays, we cannot be certain these will sufficiently alleviate or mitigate delays or interruptions we may experience in the future, and, to the extent our production timeline is delayed, our business, prospects, financial condition and operating results may be materially and adversely affected.

Additionally, the spread of COVID-19 and associated variants caused us to modify our business practices. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with public health issues, our operations may be adversely impacted.

The extent to which public health issues, including the COVID-19 pandemic, impacts our business, prospects, financial condition and operating results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration, severity and potential resurgence of the pandemic, the existence and severity of COVID-19 variants, the actions to contain the virus or treat its impact (including the availability of vaccines and the speed and extent of vaccine distribution and acceptance), how quickly and to what extent normal economic and operating activities can resume and whether and to what extent COVID-19 or variants re-emerge, spread and impact us and our suppliers after normal activities resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the COVID-19 pandemic, the conflict in Ukraine and inflationary pressure could have a material adverse effect on the demand for our vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our electric vehicles for other traditional options, increase use of public and mass transportation options or choose to keep their existing vehicles.

There are no comparable recent events that may provide guidance as to the effect of the spread and duration of COVID-19 (and associated variants) and pandemics in general, and as a result, the ultimate impact of the COVID-19 pandemic or other pandemics is highly uncertain.

We are also vulnerable to natural disasters and other calamities. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of these events may give rise to interruptions, damage to our property, delays in production, breakdowns, system failures, technology platform failures or Internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our business, prospects, financial condition and operating results.

Weather may impact retail sales by our independent dealers.

We have observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, could have the effect of reducing demand or changing the timing for purchases of our electric motorcycles at independent dealers. Reduced demand for new electric motorcycles ultimately leads to reduced shipments by us.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, prospects, financial condition and operating results.

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have been concerns over the downturn in economic output caused by the COVID-19 pandemic, the conflict in Ukraine and inflationary pressure. It is unclear whether these challenges will be contained and what effects they each may have. Economic conditions in the United States are sensitive to global economic conditions. Any prolonged slowdown in the United States economic growth might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. Credit risks of customers and suppliers and other counterparty risks may also increase.

Sales of our electric vehicles depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of our electric vehicles, and our results of operations may be materially and adversely affected.

We are currently operating in a period of economic uncertainty, capital markets disruption, and supply chain interruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, prospects, financial condition and operating results may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from the conflict in Ukraine or any other geopolitical tensions.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the ongoing military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact are highly unpredictable, the ongoing military conflict between Russia and Ukraine has led, and may continue to lead, to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Russia, Ukraine, and globally and assessing the potential impact on our business. The ongoing military conflict between Russia and Ukraine has led to sanctions and other penalties being levied by the United States, the EU, and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions have adversely affected the global economy and financial markets and have led to instability and lack of liquidity in capital markets, making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. Any of these factors could have a material adverse effect on our business, prospects, financial condition and operating results. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

While we do not currently have operations in Ukraine, Russia or Belarus, we are nevertheless actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations that arise from these countries. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market and/or supply disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of these factors could affect our business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

In addition, there may be an increased risk of cyberattacks by state actors due to the current conflict between Russia and Ukraine. Any increase in such attacks on us or our systems could adversely affect our network systems or other operations. Although we maintain cybersecurity policies and procedures to manage risk to our information systems and, continuously adapt our systems and processes to mitigate such threats, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures, and there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all. See “-We are subject to cybersecurity risks to our various systems and software and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.”

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop, produce and distribute new electric vehicles. Additionally, our revenue from period to period may fluctuate as we build out global distribution, add new product derivatives based on market demand and margin opportunities and introduce new or existing electric vehicles to new markets. Additionally, our revenue from period to period may fluctuate due to seasonality. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet the expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results and holding us to the same standard of expectation as H-D. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business.

If we raise funds through the issuance of additional equity or debt, including convertible debt or debt secured by some or all of our assets, holders of any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our Common Stock in the event of liquidation. If we issue additional debt, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of Common Stock. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current stockholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development, production and marketing activities, any of which could materially affect our business.

Furthermore, the terms of any additional debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

We intend to continue to grant equity awards under our Incentive Award Plan, which has resulted and will result in additional share-based compensation expenses.

We adopted the Incentive Award Plan for the purpose of granting share-based compensation to employees, directors and consultants to incentivize their performance and align their interests with ours. We believe the granting of share-based compensation may be important to our ability to attract and retain key personnel and employees. As a result, our expenses associated with share-based compensation has increased and will increase, which will have an adverse effect on our operating results.

If our electric vehicle owners modify our electric vehicles regardless of whether third-party aftermarket products are used, the electric vehicle may not operate properly, which may create negative publicity and could materially and negatively affect our business.

Vehicle enthusiasts may seek to alter our electric vehicles to modify their performance which could compromise vehicle safety and security systems. Also, customers may customize their electric vehicles with aftermarket parts that can compromise rider safety. We may not test, nor do we endorse, such changes or products. In addition, customers may attempt to modify our electric vehicles’ charging systems or use improper external cabling or unsafe charging outlets that can compromise the vehicle systems or expose our customers to injury from high-voltage electricity. Such unauthorized modifications could reduce the safety and security of our electric vehicles and any injuries resulting from such modifications could result in adverse publicity, which would negatively affect our brand and thus materially and negatively affect our business, prospects, financial condition and operating results.

Our inability to obtain and/or retain necessary licenses and permits to operate the business may negatively impact our financial results.

It may be necessary for us to use the patented or proprietary technology of third parties to develop or commercialize our products, in which case we would be required to obtain a license or acquire intellectual property from these third parties. The licensing or acquisition of third-party intellectual property is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property that we may consider attractive or necessary and thereby prevent us from obtaining the right to use such intellectual property ourselves. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially and negatively affected. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product models, which could materially and negatively affect our business, and the third parties owning such intellectual property could seek either an injunction prohibiting our sales or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

Moreover, some of our patents and patent applications in the future may be jointly owned with third parties. If we are unable to obtain an exclusive license to any such third-party joint owners’ interests in such patents or patent applications, such joint owners may be able to license their rights to other third parties, including our competitors, who could market competing products and technology. In addition, we may need the cooperation of any such joint owners to enforce such patents against third parties, and such cooperation may not be provided to us. Any of these factors could materially and negatively affect our business, financial condition and results of operations.

Risks Related to the Separation and Our Ongoing Relationship with H-D

Our business and H-D’s business overlap and we may compete, or be perceived as competitors, in certain markets.

Both LiveWire and H-D are companies whose primary business involves producing, marketing and selling vehicles and related products. While we intend to operate in a different business segment than H-D, neither we nor H-D is prohibited from competing against each other. Additionally, under the Intellectual Property License Agreement, H-D has the right to use all of our existing our intellectual property and incremental improvements to our existing intellectual property, which could facilitate H-D’s development of products that compete with ours; however, H-D may be required in some cases to pay us royalties for the use of our existing intellectual property and their rights to our newly-developed intellectual property would be limited as defined under the Joint Development Agreement. If we were in competition with H-D, it could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.

Our inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between us and H-D could result in a significant reduction of our revenue.

Maintaining a strong relationship with H-D and its management team will be important to our success for at least as long as H-D remains a majority stockholder. Disputes may arise between H-D and us in a number of areas relating to our ongoing relationship, including:
•our strategy, direction and objectives as a business;
•labor, tax, employee benefit, indemnification and other matters arising from our separation from H-D;
•employee retention and recruiting;
•business combinations involving us;
•our ability to engage in activities with certain customers, suppliers, and partners;
•sales or dispositions by H-D of all or any portion of its ownership interest in us;
•the nature, quality and pricing of services H-D has agreed to provide us;
•supply chain, including access to parts and raw material supplies, as well as allocation of manufacturing labor, parts and other supplies shared across H-D’s York manufacturing facility;
•business opportunities that may be attractive to both H-D and us; and
•product or technology development or marketing activities that may require the consent of H-D.

While we have the Conflicts Committee to help resolve any potential conflict between us and H-D, we may not be able to resolve all potential conflicts. Assuming we are able to resolve such a potential conflict, we intend for such resolution to be comparable to the resolution that we would reach with an unaffiliated party. However, the resolution that we actually reach may be less favorable than if we were dealing with an unaffiliated party.

The agreements we entered into with H-D may be amended upon agreement between the parties. While we are controlled by H-D, we may not have the leverage to negotiate agreements or amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

We are a smaller company relative to H-D which could result in increased costs because of a decrease in our purchasing power and difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the Separation, we were able to take advantage of H-D’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. While this may continue in some ways with H-D as a majority stockholder and contract manufacturer, we are a smaller company than H-D, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the Separation. As a standalone company, we may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high-quality employees as a smaller company than we were operating within as a wholly owned subsidiary of H-D, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with H-D and our smaller relative size as a result of the Separation may make it more difficult to develop and maintain relationships with customers, which could adversely affect our prospects.

We are dependent on H-D for a number of services, including services relating to quality and safety testing. If those service arrangements terminate, it will require significant investment for us to build our own safety and testing facilities, or we may be required to obtain such services from another third party at increased costs.

We are dependent on H-D for a number of services, including services relating to quality and safety testing. If these service arrangements terminate, we do not currently have alternate arrangements in place that will allow us to fully execute our business plan, including, without limitation, agreements for quality and safety testing, and as such, we will be required to deploy significant resources to build our own safety and testing facilities, or may be required to obtain such services from another third party at increased costs. If we are unable to maintain such arrangements and agreements, or if we are unable to effectively build our own facilities or obtain such services from another third party, our business, prospects, financial condition and operating results may be materially and adversely affected.

Any decision by us to help electrify H-D products, or the products of any other company, may not achieve the intended results or return on investment when compared to developing our own motorcycle portfolio.

We may decide to help electrify H-D’s and other companies’ products in the future. While we expect electrifying H-D’s motorcycle portfolio to be a key piece of our future success, these efforts require resources that may otherwise be used on our electric vehicle portfolio. All project scopes, resource allocation, time commitment, and investment dollars dedicated to the electrification of H-D’s core products will be governed by separate joint development agreements that will be established and agreed upon by the LiveWire and H-D management teams. If the available resources do not support both LiveWire and H-D electrification efforts, it could negatively impact development of our electric vehicles and ultimately our ability to deliver targeted revenues and operating income.

H-D may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

We entered into a number of agreements with H-D as a result of the Separation, including the Trademark License Agreement, Contract Manufacturing Agreement, Tax Matters Agreement, Master Services Agreement, Transition Services Agreement, Joint Development Agreement and Intellectual Property License Agreement, pursuant to which we and/or H-D have continuing obligations to each other. If we or H-D fail to perform obligations under such agreements, our business may be negatively impacted. Furthermore, upon the expiration or termination of such agreements, we may not have necessary or comparable systems and services in place to replace the services provided under such agreements, which may negatively impact our business.

The loss of key personnel (including Jochen Zeitz) could adversely affect the operations and profitability of our business.

We are highly dependent on our senior management, including our Chief Executive Officer, Jochen Zeitz, and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, particularly with respect to an expected increase in hiring in connection with becoming a public company, including sales and marketing professionals, engineers and other highly skilled personnel, and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals and engineers could result in delays in product development and materially and negatively affect our business. If we are not successful in attracting and retaining highly qualified personnel, it could have a material adverse effect on our business, financial condition and operating results.

We will be required to make payments to H-D under the Contract Manufacturing Agreement, Tax Matters Agreement, Master Services Agreement, Transition Services Agreement and certain other agreements, and the amounts of such payments could be significant.

We have entered into certain agreements pursuant to which we will be obligated to make payments to H-D. Such agreements include the Contract Manufacturing Agreement, Tax Matters Agreement, Master Services Agreement, Transition Services Agreement and certain others. The amounts payable under these agreements could be significant and could prohibit or restrict us from using these funds in other aspects of our business. Additionally, if we fail to make payments under the contracts we have with H-D, it may be determined that we are in breach of contract, and we may have to pay damages or renegotiate those contracts. We can provide no assurance that we will be able to renegotiate the contracts we have with H-D or that any renegotiated terms will be favorable to us. The occurrence of such events could materially and adversely affect our business and financial condition.

As we are a “controlled company” within the meaning of the NYSE listing standards and rely on exemptions from certain corporate governance requirements, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NYSE corporate governance requirements.

As a result of the Separation, H-D owns more than 50% of the total voting power of our Common Stock and we are a “controlled company” within the meaning of the corporate governance rules of the NYSE. Under these corporate governance standards, a “controlled company” may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

•a board that is composed of a majority of “independent directors,” as defined under the NYSE rules;
•a compensation committee that is composed entirely of independent directors; and
•director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.

We utilize these exemptions. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the NYSE.

We may not be successful as an independent, publicly traded company, and we will not enjoy the same benefits that we did as a wholly owned subsidiary of H-D.

The historical financial information we have included in this Form 10-K does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our Consolidated financial statements include an allocation for certain corporate functions historically provided by H-D, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that have occurred in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, standalone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical combined financial statements and notes thereto.

As a result of the Separation, H-D indemnifies us for certain liabilities and we indemnify H-D for certain liabilities. If we are required to act on these indemnities for the benefit of H-D, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. Additionally, any indemnity from H-D may not be sufficient to insure us against the full amount of liabilities for which we may be allocated responsibility, and H-D may not be able to satisfy its indemnification obligations in the future.

Third parties may seek to hold us responsible for H-D’s liabilities. Likewise, our relationship with H-D, as a much larger company and our majority stockholder, may make us more of a target for litigation than we otherwise would be on our own. Under certain agreements entered into with H-D in connection with the Separation, we indemnify H-D for claims and losses relating to liabilities related to our business, and H-D indemnifies us for claims and losses relating to liabilities related to H-D’s business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from H-D.

Pursuant to the Separation Agreement and certain other agreements with H-D, H-D agreed to indemnify us for certain liabilities, as discussed further in Note 16, Related Party Transactions, in our Consolidated financial statements. However, third parties could also seek to hold us responsible for any of the liabilities that H-D has agreed to retain, and there can be no assurance that the indemnity from H-D will be sufficient to protect us against the full amount of such liabilities or that H-D will be able to fully satisfy its indemnification obligations. In addition, H-D’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from H-D or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position and operating results.

Some of our directors and executive officers own restricted stock units and/or stock options covering H-D common stock that fluctuate in value in accordance with the value of H-D’s share price and/or other performance metrics, which could cause conflicts of interest that could result in us not acting on opportunities we otherwise may have.

Some of our directors and executive officers own H-D restricted stock units and/or stock options that fluctuate in value in accordance with the value of H-D’s share price. In addition, some of our executive officers and directors are executive officers and/or directors of H-D. Ownership of restricted stock units and options that fluctuate in value in accordance with the value of H-D’s share price by our directors and officers after the Separation and the presence of executive officers or directors of H-D on our Board could create, or appear to create, conflicts of interest with respect to matters involving both us and H-D that could have different implications for H-D than they do for us. Provisions of our certificate of incorporation address corporate opportunities that are presented to our directors or officers that are also directors or officers of H-D. We cannot assure you that the provisions in our certificate of incorporation adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and H-D. As a result, we may be precluded from pursuing certain growth initiatives, which could adversely affect our business.

H-D holds the direct contractual relationship with many key suppliers required for us to produce our electric vehicles. Disputes between H-D and these critical suppliers may negatively impact our electric vehicle production.

Our existing and potential relationships with partners and suppliers may be affected by our relationship with H-D. We partner with and purchase from a number of suppliers with whom H-D has a direct contractual relationship. H-D’s majority ownership in us might affect our ability to develop and maintain relationships with these suppliers, including because H-D may require us to limit our relationships with them or not work with them at all. Additionally, H-D might choose not to pursue enforcement of these contracts on our behalf to preserve H-D’s relationship with the partner or supplier. Likewise, these suppliers may be less willing or unwilling to develop and maintain relationships with us, and may favor our competitors or may view us as competitors, because of our relationship with H-D.

H-D may compete with certain of our significant channel, technology and other marketing partners as well as certain of our suppliers. Pursuant to our certificate of incorporation and certain agreements that we have entered into with H-D as a result of the Separation, H-D may have the ability to impact our relationship with these suppliers, which could have a material adverse effect on our results of operations, and our ability to pursue opportunities which may otherwise be available to us or electric vehicle production.

Risks Related to Information Technology, Intellectual Property, Data Security and Privacy

We collect and process significant information about our customers and their vehicles and are subject to various privacy and consumer protection laws.

We collect, receive, store, transmit and otherwise process different types of information about or related to a range of individuals, including our customers, riders of our electric vehicles, website visitors, users of our mobile application, our employees, job applicants and employees of other companies that we do business with (such as our vendors and suppliers). In addition to the information we collect from our customers to complete a sale or transaction, we use our electric vehicles’ onboard electronic systems to capture information about each electric vehicle’s use, such as location, charge time, battery usage, mileage and driving behavior, among other things, to aid us in providing services including electric vehicle diagnostics, repair, maintenance, insurance, roadside assistance and vehicle emergency services. Further we can, via data collection and analysis, customize and optimize the driving and riding experiences of our electric vehicles. Our customers may in the future choose not to provide this data, which may materially and negatively affect our business and our ability to properly maintain the vehicle. Possession and use of our customers’ driving behavior, electric vehicle use and other information may subject us to legislative and regulatory burdens and risks, and we will be required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal information in the United States, Europe and elsewhere.

A wide variety of state, federal and international laws as well as regulations, industry standards and contractual obligations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other types of information. Evolving and changing definitions of personal data and personal information within the United States, Europe, the United Kingdom (the “UK”) and elsewhere, may limit or inhibit our ability to operate or expand our business and some jurisdictions require that certain types of data be retained on servers within these jurisdictions or place restrictions on the export of data to other jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the Internet may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule) (the “TCPA”), the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (the “CAN-SPAM Act”) and similar state and foreign consumer protection laws. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws (including the Federal Trade Commission Act) as imposing standards for the online collection, use, dissemination, and security of data. In addition, by providing financing to and collecting related information from customers, we are subject to financial privacy laws such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations (“GLBA”), which restricts certain collection, use, disclosure and other processing of certain information and contains compliance requirements such as providing notice to individuals of privacy practices and implementing data security standards. The Federal Trade Commission recently updated its Safeguards Rule, which requires certain companies to implement specific safeguards to protect personal information processed in relation to providing a financial product or service. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our business, prospects, financial condition and operating results.

Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the State of California adopted the CCPA, and prior to that the EU (and the UK) adopted General Data Protection Regulation (the “GDPR”). These laws (and other laws that have since been enacted) impose additional regulatory obligations regarding the handling of personal data and further provide certain individual privacy rights to persons whose data is processed by covered organizations.

In the United States, the CCPA became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed on November 3, 2020, and amendments to the CCPA became effective on January 1, 2023. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as rights to access and delete their personal information, opt out of certain sales of personal information (a concept that is defined broadly) and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CPRA’s amendments to the CCPA imposes additional data protection obligations on covered companies, including certain consumer rights processes, the right to correct personal information, and opt-outs for certain uses of sensitive personal information and the sharing of personal information for targeted advertising purposes; such requirements look back to January 2022. The CPRA’s amendments also created a new enforcement bureau, the California Privacy Protection Agency. The California Privacy Protection Agency recently released draft amendments to the CCPA Regulations, which build upon the requirements in the CCPA. The CCPA has encouraged “copycat” laws in other states across the country. For example, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), another comprehensive state privacy law, which also became effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act (the “CPA”) and Connecticut enacted the Connecticut Data Privacy Rights Act (the “CTDPA”), both of which go into effect July 1, 2023, and Utah enacted the Utah Consumer Privacy Act (the “UCPA”), which goes into effect December 31, 2023. The Colorado Attorney General released draft rules to accompany the CPA, which impose additional obligations on covered companies. Further, similar laws in other states are being considered by legislatures, including in Iowa, Massachusetts, New York and New Jersey. We cannot fully predict the impact of the CCPA, CPRA, VCDPA, CPA, CTDPA and UCPA, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, modify our data processing practices and materially and adversely affect our business, prospects, financial condition and operating results.

By expanding into the EU and UK, we will also be subject to the EU GDPR (Regulation 2016/679 and applicable national supplementing laws and the UK data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “GDPR”). The GDPR imposes stringent data protection requirements in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data, some of which are different from requirements under existing United States data privacy laws.

The GDPR also generally prohibits the transfer of personal data subject to those regimes outside of the EU/UK (including to the United States) unless a lawful data transfer solution has been implemented or a data transfer derogation applies. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EU and the UK to the United States. In July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), which provided a mechanism for the transfer of personal data from the European Economic Area (“EEA”)/UK to the United States. Further, while the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and an alternative to the Privacy Shield), it made it clear that reliance alone on the Standard Contractual Clauses may not necessarily be sufficient to protect data transferred in all circumstances.

Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. We currently rely on the Standard Contractual Clauses to transfer personal data outside the EEA and the UK, including the United States, with respect to both intragroup and third party transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

We may also become subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing. In the EU and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the EU and the United Kingdom, informed consent is required for the placement of most cookies or similar technologies that store information, or access information stored, on a user’s device and for direct electronic marketing. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.

Additionally, other countries outside of Europe and the United States, including countries we either operate or may in the future operate within, are considering enacting legislation implementing data protection requirements or imposing cross-border data transfer restrictions or laws requiring local data residency. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.

Compliance with additional laws and regulations could be expensive and result in significant penalties (for example, fines for certain breaches of the GDPR or the UK GDPR are up to the greater of €20 million/£17.5 million or 4% of total global annual turnover), and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Failure to comply with applicable laws and regulations could result in lawsuits, orders to cease or change our data processing activities, regulatory enforcement notices or actions against us or other liability. For example, our misuse of or failure to secure personal information could result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and/or result in significant liability and damage to our reputation and credibility. In addition, we may also face civil claims including representative actions and other class action type litigation (where individuals have alleged to suffered harm) potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. These possibilities, if borne out, could have a negative impact on revenues and profits. If a third party alleges that we have violated applicable data privacy laws, we could face legal claims and damages as well as reputational harm among consumers, investors, and strategic partners.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and other public statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our customers, riders and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our customers, riders and users to reduce their use of our products and services.

In addition, the regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future, and it is possible that applicable laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized access to or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers, riders and users to lose trust in us, which could have an adverse effect on our reputation and business. We may also incur significant expenses to comply with privacy, consumer protection and security standards and controls imposed by laws, regulations, industry standards or contractual obligations.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained-or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators-could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us.

We are subject to cybersecurity risks to our various systems and software and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our electric vehicles; (e) our mobile application software; or (f) customer or rider data that we process or our third-party vendors or suppliers process on our behalf. In addition, we and our third-party vendors or suppliers that host our data may encounter attempted attacks on their networks that may take a variety of forms, including denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, and malicious software programs. All of these types of cyber incidents can give rise to a variety of losses and costs, including legal exposure and regulatory fines, damages to reputation, and others. These incidents could also materially disrupt operational systems; result in loss of intellectual property, trade secrets, other proprietary or competitively sensitive information and data generally (including personal information); compromise certain information of customers, employees, suppliers, riders, users or others; harm our reputation or brand; or affect the performance of transmission control modules or other in‑product technology and the integrated software in our electric vehicles.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently, are becoming increasingly diverse and sophisticated, and may be difficult to detect for long periods of time. We receive information technology services, including cyber security support, from H-D through the Transition Services Agreement. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric powertrain solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, intellectual property or personal information that we hold could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, while we maintain insurance coverage, our insurance coverage for cyberattacks may not be sufficient to cover all the losses and costs we may experience as a result of a cyber incident, including any disruptions resulting from such an incident.

We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our products and services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the availability, integrity, confidentiality and security of us and our customers’, riders’, website visitors’, employees’ and others’ data, our security measures or those of our third-party service providers or vendors could fail and result in security incidents, including unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may have liability under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 U.S. states require us to provide notice to customers, regulators, credit reporting agencies or others when certain sensitive information has been compromised as a result of a security breach. Laws outside of the U.S., including in Europe and the UK, may also require us to provide notice to individuals or other third parties. There are significant differences between the laws of the various U.S. states and other jurisdictions, and as a result compliance in the event of a widespread data breach could be complicated, in addition to being costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time consuming and would cause us to incur substantial costs.

Companies, organizations, or individuals, including our competitors, may currently hold or obtain in the future patents, trademarks or other proprietary or intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles, components or other goods and services, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents, trademarks, trade secrets or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting or otherwise violating such rights. Such parties may bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. While we try to avoid infringing the rights of others, we may unknowingly do so. For example, we may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold patents that relate to our products or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Further, if we are determined to have infringed upon a third party’s intellectual property, we may be required to do one or more of the following:

•cease selling, incorporating certain components into, or using vehicles or offering goods or services that incorporate or use the intellectual property that we allegedly infringe, misappropriate, dilute or otherwise violate;
•pay substantial royalty or license fees or other damages;
•seek a license from the holder of the allegedly infringed intellectual property, which license may not be available on reasonable terms, or at all;
•redesign or reengineer our vehicles or other technology, goods or services, which may be costly, time‑consuming or impossible; or
•establish and maintain alternative branding for our products and services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property on acceptable terms, our business, prospects, financial condition and operating results could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

If we are unable to maintain, protect or enforce our rights in our proprietary technology, brands or other intellectual property, our competitive advantage, business, financial condition and results of operations could be materially and negatively affected.

Our failure to obtain or maintain adequate protection of, or prevent others from unauthorized use of, our intellectual property could materially and negatively affect our competitive advantage, business, financial condition and results of operations. We rely on a combination of patent, trade secret, trademark and other intellectual property laws, employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights, to establish and protect our rights in our technology and intellectual property.

We have applied for patent protection relating to certain of our existing and proposed products, processes and services. However, we cannot assure you that any of our patent applications will issue as patents, or if they do issue, that they will be of sufficient scope or strength to provide our technologies with any meaningful protection or our business with any commercial protection. Further, once issued, the patents we own could be challenged, invalidated or circumvented by others. Some patent applications in the US are maintained in secrecy for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, our policy is to require that relevant employees, consultants, advisors and collaborators enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our competitive position, business, financial condition and results of operations could be materially and negatively affected.

We rely on our trademarks, trade names, and brand names to distinguish our products from those of our competitors, and have registered or applied to register certain of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

Despite our efforts to protect our intellectual property, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that our intellectual property is invalid or unenforceable, or that they do not infringe upon our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or may take in the future in an effort to prevent infringement or misappropriation may not be successful.

From time to time, we may have to resort to litigation to enforce our intellectual property, which could result in substantial costs and diversion of our resources.

Patent, trademark, trade secret and other intellectual property laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property to the same extent as they are protected in the United States. Therefore, our intellectual property may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

Risks Related to Other Legal, Regulatory and Tax Matters

We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, current or future regulations could materially and negatively affect our business and operating results. Increased environmental, safety, emissions or other regulations, including those intended to address climate change, may result in higher costs, cash expenditures and/or sales restrictions.

Our electric vehicles, and the sale of motorcycles and electric balance bikes for kids in general, are subject to substantial regulation under international, federal, state and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as:
•the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities, either of which could increase the cost of electricity and thereby the cost of operating an electric vehicle;
•new state regulations of electric vehicles fees could discourage consumer demand for electric vehicles;
•the increase of subsidies for alternative fuels such as corn and ethanol could reduce the operating cost of vehicles that use such alternative fuels and gasoline, and thereby reduce the appeal of electric vehicles;
•changes to the regulations governing the sourcing, assembly, transportation and labeling of battery cells could increase the cost of battery cells or make such commodities more difficult to obtain;
•changes in regulation, for example relating to the noise required to be emitted by electric vehicles, may impact the design or function of electric vehicles, and thereby lead to decreased consumer appeal;
•changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower our electric vehicles’ ratings, making electric vehicles less appealing to consumers; and
•the amendment or rescission of the Corporate Average Fuel Economy (“CAFE”) standards could reduce new business opportunities for our business.

In particular, jurisdictions including the EU continue to progress initiatives that may have a significant impact on the sourcing of batteries. In the EU, these include the revised Battery Regulation, which was agreed by the EU’s political institutions in December 2022 and which would entail considerable new requirements in relation to batteries placed on the EU market, and the Corporate Sustainability Due Diligence Directive, which was proposed by the European Commission in February 2022 and would impose additional obligations on certain entities in relation to their supply chains. To the extent that our current practices do not align with these and other proposed regulatory developments, this may lead to additional costs to the sourcing, assembly, transportation, and labeling of batteries.

In addition, to the extent the laws change, our electric vehicles may not comply with applicable international, federal, state or local laws, which could have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results could be materially and adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell electric vehicles directly to consumers could have a negative and material impact on our business, prospects, financial condition and operating results.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently lease, own or operate, as well as at sites that we previously leased, owned or operated, or at sites that we may acquire. Under certain federal and state environmental laws, our liability for such conditions may be joint and several with other owners/operators or through our contract manufacturer, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share. Liability under these laws is generally strict. Accordingly, we may incur liability without regard to fault or to the legality of the conduct giving rise to the conditions. These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.

We are also subject to permitting, registration, and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations, and other government approvals from one or more governmental agencies to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted. Any failure to obtain or delay in obtaining required permits, registrations, and other government approvals could result in production delays and materially and adversely impact our operations and business.

Changes in US or international trade policy, including the continuation or imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

The US government has adopted a new approach to trade policy and in some cases has renegotiated or terminated certain existing bilateral or multilateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have begun to result in increased costs for goods imported into the United States. Many of these restrictions remain in place despite a change in Administration. In response to these tariffs, a number of US trading partners have imposed retaliatory tariffs on a wide range of US products, which makes it more costly for us to export our electric vehicles to those countries. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported electric vehicles decreases due to the higher cost, our business, prospects, financial condition and operating results could be materially adversely affected. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

The strategic partnership with KYMCO, as well as relationships with STACYC’s key vendors, could be negatively impacted by geopolitical events that might occur between mainland China and Taiwan.

Our strategic partnership with KYMCO, as well as STACYC’s relationships with its key vendors, may be negatively affected by the impact of geopolitical events and related actions that may occur between mainland China and Taiwan because KYMCO and STACYC’s key vendors are based in Taiwan. In recent years, there have been political and trade tensions between mainland China and Taiwan, which have resulted in the implementation of trade barriers, including the use of economic sanctions and export control restrictions. Violations of these economic sanctions and export control restrictions can result in significant civil and criminal penalties. Prolonged or increased use of trade barriers may result in a decrease in the growth of the global economy and electric vehicle industry and could cause turmoil in global markets. which could decrease demand for our products and services. Also, any increase in the use of economic sanctions or export control restrictions could impact our ability to continue supplying products and services to those customers and our customers’ demand for our products and services. Further escalation of trade tensions, the increased use of economic sanctions or export control restrictions could negatively affect our strategic partnership with KYMCO or STACYC’s relationships with its key vendors.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Our business also must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our global operations expose us to the risk of violating, or being accused of violating, anti-corruption laws and economic and trade sanctions laws and regulations. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, prospects, financial condition and operating results.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and operating results. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our common stock.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non‑performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties, and to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition and operating results.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, prospects, financial condition and operating results. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation and operations. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Even if we are successful in defending against legal claims, litigation could result in substantial costs and demand on management resources. See “Business-Legal Proceedings.”

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We may be subject to taxes by the U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•allocation of expenses to and among different jurisdictions;
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Changes in tax laws or regulations that are applied adversely to us or our customers may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulation or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us or our customers, any of which could adversely affect our business, prospects, financial performance and operating results. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the United States government has recently imposed a corporate alternative minimum tax and has, from time to time, proposed and may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes may materially and adversely affect our business, prospects, financial condition and operating results.

Risks Related to the Common Stock and Warrants

The price of our Common Stock may be volatile, and you may be unable to resell your Common Stock at or above the price at which you purchased such stock, or at all.

The market price for our Common Stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•the development and sustainability of an active trading market for our Common Stock;
•trends and changes in consumer preferences in the industries in which we operate;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;
•changes in key personnel;
•our entry into new markets;
•changes in our operating performance;
•investors’ perceptions of our prospects and the prospects of the businesses in which we participate;
•fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation;
•guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;

•changes in financial estimates or ratings by any securities analysts who follow our Common Stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Common Stock;
•downgrades in our credit ratings or the credit ratings of our competitors;
•investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;
•the inclusion, exclusion or deletion of our stock from any trading indices;
•future sales of our Common Stock by our officers, directors and significant stockholders;
•other events or factors, including those resulting from system failures and disruptions, hurricanes, wars, acts of terrorism, other natural disasters or responses to such events;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and
•changes in accounting principles.

These and other factors may lower the market price of our Common Stock, regardless of our actual operating performance. As a result, our Common Stock may trade at prices significantly below the price at which you purchased such Common Stock.

In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on such transactions, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies on holders of our securities as a result, which could adversely affect the price of our Common Stock.

If we fail to implement and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, once we cease to be an emerging growth company, our independent registered accounting firm will also be required to attest to the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K to be filed with the SEC. We may in the future identify material weaknesses or significant deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could materially and negatively affect our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

A market for our securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, its general business condition and the release of its financial reports. Additionally, if our securities are not listed on, or become delisted from, NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of its securities may be more limited than if it were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, then the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Securities and industry analysts do not currently, and may never, publish research on our company. If one or more of the analysts who do cover us downgrade our Common Stock or our industry, or the common stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Common Stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our Common Stock price or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in turn may adversely affect the trading price of shares of our Common Stock.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates beneficially own a significant amount of our Common Stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our Common Stock.

In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and additional joint ventures that leverage our technology and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition and operating results. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

We also expect to continue to carry out internal strategic initiatives that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe our investments in these initiatives continue to be in the long-term best interests of LiveWire and our stockholders, there are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.

If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties, liabilities or asset impairments in connection with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company with no business operations of our own and will depend on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the stock of our subsidiaries. All of our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders may have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under certain circumstances, any loan and security agreement and any future debt or preferred securities or future debt agreements we may enter may preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our Common Stock and warrants.

Provisions in our certificate of incorporation and bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•the ability of the Board to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•certain limitations on the ability of stockholders to act by written consent; and
•the express authority of the Board to make, alter or repeal the bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. See “Description of Our Securities.”

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock and warrants less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the IPO of ABIC; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior

June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our Common Stock or warrants less attractive if we rely on these exemptions. If some investors find our Common Stock or warrants less attractive as a result, there may be a less active trading market for our Common Stock and warrants and our share and warrant price may be more volatile.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

The certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for (1) any derivative action, suit or proceeding brought on behalf of us; (2) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer of us to us or our stockholders; (3) any action, suit or proceeding arising pursuant to any provision of the DGCL or the certificate of incorporation or the bylaws (as either may be amended from time to time); and (4) any action, suit or proceeding asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of Common Stock shall be deemed to have notice of and to have consented to the provisions of the certificate of incorporation described above. Notwithstanding the foregoing, the provisions of Article X of the certificate of incorporation provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. We intend to apply this exclusive forum provision to derivative actions or breach of fiduciary duty claims purportedly brought under the Exchange Act, which would be required to be filed in the federal district court for the District of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find these provisions of the certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

You may only be able to exercise the public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Common Stock from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Common Stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Common Stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the warrants by (y) the Fair Market Value and (B) 0.361 per whole warrant. The “Fair Market Value” is the average reported last sale price of the Common Stock as reported for the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may have an adverse effect on holders of Public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the rights of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act (which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce a duty or liability created by the Exchange Act or the rules and regulations thereunder) or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and operating results and could result in a diversion of the time and resources of our management and the Board.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of our Common Stock issuable upon the exercise of the warrants is effective and a current prospectus relating to those Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Common Stock equals or exceeds $10.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of Common Stock received is capped at 0.361 Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

There is no guarantee that the exercise price of our warrants will ever be less than the trading price of our Common Stock on NYSE, and they may expire worthless. In addition, we may reduce the exercise price of the warrants in accordance with the provisions of the Warrant Agreement, and a reduction in exercise price of the warrants would decrease the maximum amount of cash proceeds we could receive upon the exercise in full of the warrants for cash.

The exercise price for a warrant is $11.50 per share of Common Stock. On December 31, 2022, the closing price of our Common Stock was $4.85. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our warrants, we believe our warrant holders will be unlikely to cash exercise their warrants, resulting in little or no cash proceeds to us. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.

In addition, at the current exercise price of $11.50 per share, we will receive up to $350.8 million from the exercise of the warrants, assuming the exercise in full of all of the warrants for cash. However, we may lower the exercise price of the warrants in accordance with Section 9.8 of the Warrant Agreement. The Company may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the warrants for cash.

General Risk Factors

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur increased legal, accounting and other expenses that Legacy LiveWire did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, on our Board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as a public company.

In the past, our operations have been a part of H-D and H-D provided us with certain financial, operational and managerial resources for conducting our business. Following the Separation, while a number of these resources will continue to be at H-D and used to provide services to us under the Transition Services Agreement, we now perform certain of our own financial, operational and managerial functions. There are no assurances that we will be able to successfully put in place the financial, operational and managerial resources necessary to perform these functions.

Our transition to being a public company has also subjected us to significant regulatory oversight and financial reporting obligations under the federal securities laws and GAAP, as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the US. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the US may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Our facilities, and our suppliers’ facilities, are vulnerable to disruption due to natural disasters, which could become more frequent and severe due to climate change.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe, resulting in an increase in the frequency and severity of such natural disasters. Increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could increase the costs we incur in our operations.

Our insurance coverage strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. Our policies may include significant deductibles or self-insured retentions, policy limitations and exclusions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which may materially and negatively affect our financial condition and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

LiveWire has a virtual headquarters to utilize the best engineering talent across the globe. As of December 31, 2022, we leased office facilities in multiple locations in the United States for the Electric Motorcycles and STACYC segments. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

Refer to Note 14, Commitments and Contingencies, to the Notes to Consolidated financial statements for a discussion of certain legal proceedings in which the Company is involved.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and warrants to purchase our Common Stock are traded on the NYSE under the trading symbols “LVWR” and “LVWR WS”, respectively. Prior to the consummation of the Business Combination on September 26, 2022, ABIC’s Class A ordinary shares and warrants were traded on the NYSE under the trading symbols “IMPX” and “IMPX WS”, respectively.

Holders of Record

As of March 1, 2023, there were 11 shareholders of record of our Common Stock and 3 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022.

Use of Proceeds

On October 5, 2020, ABIC consummated its initial public offering of 40,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248785). The SEC declared the registration statement effective on October 1, 2020. Of the gross proceeds received from ABIC’s initial public offering, the full exercise of the over-allotment option and the sale of private placement warrants in connection with the initial public offering, $400 million was placed in a trust account.

On September 26, 2022, we issued (i) 20,000,000 shares of Common Stock as part of a PIPE Investment at a price per share of $10.00, generating gross proceeds of $200,000,000 and (ii) 10,000,000 shares of Common Stock as part of the H-D Backstop Amount at a price per share of $10.00, generating gross proceeds of $100,000,000.

After deducting payments to existing stockholders of approximately $368.1 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing (as defined herein) of approximately $34 million remained in the trust account. The remaining amount in the trust account and the PIPE Investment were used to fund the Merger and related transaction expenses.

Purchases of Equity Securities

We did not repurchase shares of our Common Stock during the three months ended December 31, 2022.

Stock Performance Graph

The following information in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.

The SEC requires the Company to include a line graph presentation comparing cumulative five-year common stock returns, or in the case of LiveWire the Business Combination date, with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Standard & Poor’s (“S&P”) 500 Index as the broad-based index. The S&P 500 Index was chosen as the Company does not believe any other published industry or line-of-business index adequately represents the current operations of the Company. The graph assumes a beginning investment of $100 on September 26, 2022, the Business Combination date, and that all dividends are reinvested. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

	9/26/2022	9/30/2022	10/31/2022	11/30/2022	12/31/2022
LiveWire Group, Inc.	$100	$76	$88	$74	$52
S&P 500 Index	$100	$98	$106	$112	$106

Item 6. Selected Financial Data

[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand LiveWire, our financial condition and results of operations, and our present business environment. The following discussion and analysis should be read together with the Consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion may contain forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” discussions.

Overview and 2022 Highlights

LiveWire is an industry-leading all-electric vehicle brand with a mission to pioneer the rapidly growing two-wheel electric motorcycle space. The Company operates in two segments: Electric Motorcycles and STACYC.

LiveWire’s Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States, while the STACYC segment sells electric balance bikes, related parts and accessories and apparel in the United States and certain international markets. H-D introduced its first electric motorcycle in late 2019 as the “Harley-Davidson LiveWire.” In 2021, building on early success and the continued growth in the global market demand for electric vehicles, H-D launched LiveWire as a standalone electric vehicle division, with the first LiveWire-branded product, the LiveWire ONE, debuting in

July 2021, followed by a special launch edition of 100 S2 Del Mars in May 2022. In 2019, H-D acquired STACYC Inc. and began selling electric balance bikes.

Electric motorcycles are sold at wholesale to a network of independent retail partners, at retail through a Company-owned dealer, and through online sales. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online. LiveWire is focused on innovating and developing technology in the electric vehicle market. LiveWire’s vision is to create the next generation of electric motorcycles with products and experiences that merge the power and technology of electric with the unique soulful connection that comes from an analog machine. As discussed below, on September 26, 2022 as part of the Business Combination, LiveWire, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

LiveWire’s net loss for 2022 was $78,938 thousand compared to $68,292 thousand in 2021. LiveWire’s net losses reflect the start-up nature of LiveWire’s business including investments in product development as LiveWire continues to focus on technological innovation that will support future products and growth, and investments in talent and capabilities to support the new company. The Electric Motorcycles segment operating losses were partially offset by favorable operating income at STACYC.

The Electric Motorcycles segment operating loss for 2022 was $89,105 thousand, compared to an operating loss of $70,297 thousand in 2021. The operating loss was driven by the cost of standing up a new organization, including growing headcount and back-office support, increased costs to advance our electric vehicle systems, and increased product development costs to deliver our S2 platform in 2023. Refer to the Electric Motorcycles segment analysis below for further discussion.

The STACYC segment operating income for 2022 was $4,150 thousand, as compared to $2,115 thousand in 2021. The improvement in operating income was driven by increased revenue and margin mix. Refer to the STACYC segment analysis below for further discussion.

Recent Developments

Business Combination

On December 12, 2021, H-D entered into the Business Combination Agreement with ABIC, to effect the separation of its electric vehicle business. On September 16, 2022, the Business Combination was approved in an ABIC shareholder vote, and it closed on September 26, 2022.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of LiveWire issuing stock for the net assets of ABIC, accompanied by a recapitalization. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy LiveWire.

Upon closing of the Business Combination and PIPE Investments, the most significant change in the Company’s future reported financial position and results was an increase in cash due to net proceeds received of approximately $293.7 million, including a $100 million investment from the Legacy LiveWire Equityholder and a $100 million investment from certain members of the KYMCO Group, through a PIPE. Additionally, the increase in cash reflects the amount of cash released from ABIC’s trust account of $13.6 million (net of the SPAC share redemption amount) and the $100 million equity backstop (the “H-D Backstop Amount”) provided by H-D in exchange for 10,000,000 shares of Common Stock for a purchase price of $10.00 per share pursuant to the terms of the Business Combination Agreement.

See Note 4, Business Combination, in the Consolidated financial statements for further detail related to the Business Combination.

2023 Outlook

For 2023, LiveWire's focus continues to be on our investment into product development, including advancing the technologies, platforms and products that will further our position as pioneers of the industry. LiveWire plans to expand the LiveWire brand globally in 2023 with the introduction of the LiveWire ONE electric motorcycle to the European market and the launch of the S2 platform.

Basis of Presentation

Refer to Note 1, Description of Business and Basis of Presentation, in the Consolidated financial statements for a discussion of the underlying basis used to prepare the Consolidated financial statements.

Key Business Metrics

To analyze LiveWire’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics, which are important measures that represent the growth of the business:

•Wholesale motorcycle unit sales – LiveWire defines wholesale motorcycle unit sales as the number of electric motorcycles sold by LiveWire to independent dealers for which LiveWire recognized revenue during the period.

•Company retail motorcycle unit sales – LiveWire defines Company retail motorcycle unit sales as the number of new electric motorcycles sold at retail by LiveWire through its Company-owned dealer or through online sales for which LiveWire recognized revenue during the period. LiveWire began selling electric motorcycles direct to retail consumers in the third quarter of 2021.

•Independent retail motorcycle unit sales – LiveWire defines independent retail motorcycle unit sales as the number of new electric motorcycles sold at retail by independent retail partners. These unit sales do not generate revenues for LiveWire but generate revenues for individual retail partners. The data source for electric motorcycle retail sales figures is new sales warranty and registration information provided by independent retail partners and compiled by LiveWire. LiveWire must rely on information that its independent retail partners supply concerning new retail sales, and LiveWire does not regularly verify the information that its independent retail partners supply. This information is subject to revision.

•Retail motorcycle unit sales – LiveWire defines retail motorcycle unit sales as the sum of Company retail motorcycle unit sales and independent retail motorcycle unit sales.

•Company-owned dealer – Dealer owned and operated by LiveWire to sell electric motorcycles, related products, and services.

•Independent retail partners (Electric Motorcycles) – Retail partners owned and operated by independent entities under contract with LiveWire to sell LiveWire electric motorcycles, related products and services.

•Electric balance bike unit sales (STACYC) – LiveWire defines electric balance bike unit sales as the number of electric balance bikes sold by LiveWire for which LiveWire recognized revenue during the period.

•Independent retail partners (STACYC) – Retail partners owned and operated by independent entities under contract with LiveWire to sell STACYC electric balance bikes, related products and services.

The following table details the key business metric amounts for the periods indicated:

	Year Ended
	2022	2021
Wholesale motorcycle unit sales:
US	394	119
International (1)	50	313
Total wholesale motorcycle unit sales	444	432
Company retail motorcycle unit sales – US	153	29
Total LiveWire motorcycle unit sales	597	461

Retail motorcycle unit sales:
Company retail motorcycle unit sales (2)	153	29
Independent retail partners (3)	534	933
Total retail motorcycle unit sales	687	962

Retail motorcycle unit sales:
US	459	566
International	228	396
Total Retail motorcycle unit sales	687	962

Electric balance bike unit sales:
US	29,281	37,878
International	18,810	10,405
Total electric balance bike unit sales	48,091	48,283
(1) International wholesale motorcycle unit sales represent sales of H-D branded LiveWire motorcycles prior to the Business Combination.
(2) Data source for Company retail motorcycle unit sales figures shown above is LiveWire’s records.
(3) Data source for independent retail motorcycle unit sales figures shown above is new sales warranty and registration information provided by retail partners and compiled by LiveWire. LiveWire must rely on information that its independent retail partners supply concerning new retail sales, and LiveWire does not regularly verify the information that its independent retail partners supply. This information is subject to revision.

The following table details the number of retail partners:

	As of	As of
	December 31, 2022	December 31, 2021
Electric Motorcycles
Company-owned dealer	1	1
Independent retail partners:
U.S.	75	44
International	—	—
Total Electric Motorcycles Independent Retail Partners	75	44
Total Electric Motorcycles Retail Partners	76	45

STACYC
Independent retail partners:
U.S.	1,979	1,851
International	127	127
Total STACYC Independent Retail Partners	2,106	1,978

The Electric Motorcycles retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of December 31, 2022 and December 31, 2021, this total includes 13 and 27 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities. The Harley-Davidson LiveWire motorcycles produced in 2019 and 2020 have been or will be retailed through the H-D dealership network until the remaining inventory of H-D branded LiveWire motorcycles is depleted. After the Business Combination, any remaining inventory of H-D branded LiveWire motorcycles is owned by H-D, and any related sales are recognized by H-D.
LiveWire believes these key business metrics provide useful information to help investors understand and evaluate LiveWire’s business performance. Wholesale motorcycle unit shipments and Company retail motorcycle unit sales are key drivers of revenue and profit for the Electric Motorcycles segment. Retail motorcycle unit sales made through both the Company-owned dealer and independent retail partners are a key measure of consumer demand and market share for LiveWire’s electric motorcycles. Total electric balance bike unit sales is a key driver of revenue and profit for STACYC.

Results of Operations

The following table presents consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Operating loss from Electric Motorcycles	$(89,105)	$(70,297)	$(18,808)	26.8%
Operating income from STACYC	4,150	2,115	2,035	96.2%
Total operating loss	(84,955)	(68,182)	(16,773)	24.6%
Other income, net	235	302	(67)	(22.2)%
Interest expense related party	(475)	(293)	(182)	62.1%
Interest income	1,191	19	1,172	nm
Change in fair value of warrant liabilities	5,033	—	5,033	nm
Loss before income taxes	(78,971)	(68,154)	(10,817)	15.9%
Income tax (benefit) provision	(33)	138	(171)	(123.9)%
Net loss	(78,938)	(68,292)	$(10,646)	15.6%
Other comprehensive loss:
Foreign currency translation adjustments	(145)	(85)	(60)	70.6%
Comprehensive loss	$(79,083)	$(68,377)	$(10,706)	15.7%
Net loss per share, basic and diluted	$(0.46)	$(0.42)	$(0.04)	9.5%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $84,955 thousand for the year ended December 31, 2022 compared to an operating loss of $68,182 thousand for the year ended December 31, 2021. The Electric Motorcycles segment reported an operating loss of $89,105 thousand for the year ended December 31, 2022, as compared to an operating loss of $70,297 thousand for the year ended December 31, 2021. Operating income from the STACYC segment was $4,150 thousand for the year ended December 31, 2022, compared to operating income of $2,115 thousand for the year ended December 31, 2021. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the year ended December 31, 2022 was $235 thousand compared to $302 thousand for the year ended December 31, 2021. The change was primarily driven by a reduction in net periodic benefit plan income.

Interest Expense Related Party

Interest expense related party for the year ended December 31, 2022 increased by $182 thousand, to $475 thousand from $293 thousand for the year ended December 31, 2021 due to an increase in related party notes payable prior to their settlement on June 24, 2022.

Interest Income

Interest income for the year ended December 31, 2022 was $1,191 thousand compared to $19 thousand for the year ended December 31, 2021. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $257,000 thousand in money market funds as of December 31, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2022 was $5,033 thousand. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year results for LiveWire. The income recognized was due to the decrease in the estimated fair value of the warrants between September 26, 2022, the closing date of the Business Combination, and December 31, 2022, due to fluctuations in the market price of the warrants. See Note 10, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax benefit for the year ended December 31, 2022 was $33 thousand, as compared to income tax expense of $138 thousand for the year ended December 31, 2021. The tax benefit was driven by the reduction in the net deferred tax liability position. The reduction of the net deferred tax liability was the result of the requirement to capitalize research and experimental expenditures starting in tax years beginning after December 31, 2021. The capitalization of these expenditures for the year ended December 31, 2022 resulted in a deferred tax asset that will reverse and offset additional deferred tax liabilities in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	$ Change	% Change
Revenue:
Electric motorcycles	$13,171	$8,706	$4,465	51.3%
Parts, accessories and apparel	828	999	(171)	(17.1)%
Revenue, net	13,999	9,705	4,294	44.2%
Cost of goods sold	23,268	22,006	1,262	5.7%
Gross profit	(9,269)	(12,301)	3,032	(24.6)%
Operating expenses:
Selling, administrative and engineering expense	79,836	57,996	21,840	37.7%
Operating loss	$(89,105)	$(70,297)	$(18,808)	26.8%

Revenue

Revenue for the year ended December 31, 2022 increased by $4,294 thousand, or 44.2%, to $13,999 thousand from $9,705 thousand for the year ended December 31, 2021. The increase was primarily due to higher revenue from electric motorcycles of $4,465 thousand, and was partially offset by decreases in parts and accessories and apparel revenues. The increase in revenues from electric motorcycles was primarily driven by an increase of 30% in unit sales volumes along with a $2,917 thousand decrease in sales promotions.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2022 increased by $1,262 thousand, or 5.7%, to $23,268 thousand from $22,006 thousand for the year ended December 31, 2021. The increase was primarily due to increased shipments of electric motorcycles, in alignment with the increased revenue described above, partially offset by prior year non-cash reserve adjustments on the H-D branded motorcycles.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2022 increased by $21,840 thousand, or 37.7%, to $79,836 thousand from $57,996 thousand for the year ended December 31, 2021. The increase was primarily due to increases in product development costs incurred to deliver our S2 platform in 2023 and advance our electric vehicle systems, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	Increase (Decrease)	% Change
Revenue:
Electric balance bikes	$29,669	$23,130	$6,539	28.3%
Parts, accessories and apparel	3,165	2,971	194	6.5%
Revenue, net	32,834	26,101	6,733	25.8%
Cost of goods sold	20,661	16,374	4,287	26.2%
Gross profit	12,173	9,727	2,446	25.1%
Operating expenses:
Selling, administrative and engineering expense	8,023	7,612	411	5.4%
Operating income	$4,150	$2,115	$2,035	96.2%

Revenue

Revenue for the year ended December 31, 2022 increased by $6,733 thousand, or 25.8%, to $32,834 thousand from $26,101 thousand for the year ended December 31, 2021. The increase was primarily due to higher revenue from electric balance bikes of $6,539 thousand and parts, accessories and apparel of $194 thousand. The increase in revenue from electric balance bikes was driven by a shift in product mix from the launch of new 18- and 20-inch electric balance bikes and higher pricing of $6,862 thousand, which was partially offset by lower shipment volumes of $323 thousand. The increase in revenue from parts, accessories and apparel was driven by higher shipment volumes of $674 thousand, which was partially offset by an increase in promotional discounts on batteries in 2022.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2022 increased by $4,287 thousand, or 26.2%, to $20,661 thousand from $16,374 thousand for the year ended December 31, 2021. The increase was primarily due to a shift in product mix from the launch of new 18- and 20-inch electric balance bike, which was partially offset by slightly lower shipment volumes, in alignment with the increased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2022 increased by $411 thousand, or 5.4%, to $8,023 thousand from $7,612 thousand for the year ended December 31, 2021. The increase was primarily due to an increase in advertising costs online and at motocross races to support increased revenue.

Results of Operations 2021 Compared to 2020

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” within our final prospectus filed on December 16, 2022 with the SEC pursuant to Rule 424(b) under the Securities Act for a detailed discussion of the results of operations for 2021 compared to 2020.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, LiveWire’s cash and cash equivalents were $265,240 thousand and $2,668 thousand, respectively.

LiveWire historically managed liquidity risk by effectively managing its working capital, capital expenditures and cash flows. As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million as more fully described below.

On September 26, 2022, LiveWire consummated the Merger with ABIC resulting in net proceeds of approximately $293.7 million, including a $100 million investment from H-D and a $100 million investment from KYMCO through a PIPE. Additionally LiveWire received ABIC’s cash held in trust account of $13.6 million and the $100 million equity backstop provided by the H-D Backstop Amount in exchange for 10,000,000 shares of Common Stock for a purchase price of $10.00 per share pursuant to the terms of the Business Combination Agreement.

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $350.8 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of December 31, 2022, the reported sales price of Common Stock was $4.85 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

Management believes that cash on hand, including the proceeds received from the Business Combination, will provide sufficient liquidity to meet LiveWire’s projected obligations, including those related to existing contractual obligations, for at least the next twelve months.

LiveWire plans to use its current cash on hand, including the financing raised through the Business Combination and PIPE Financing, to support its core business operations and strategic plan, invest in new product development, and enhance its global manufacturing and distribution capabilities. LiveWire expects its capital expenditures and working capital requirements to increase substantially in the near future, as it grows the business, develops its customer support and marketing infrastructure and expands its research and product development efforts. LiveWire had $20,517 thousand of purchase order commitments related to capital expenditures as of December 31, 2022 to be purchased in fiscal year 2023.

LiveWire’s material contractual operating cash commitments at December 31, 2022 relate to leases as discussed further in Note 9, Leases, in the Consolidated financial statements. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire may be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2024.

Cash Flow Activity

The following table presents condensed highlights from our Consolidated statements of cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net cash used by operating activities	$(89,681)	$(74,539)
Net cash used by investing activities	(14,081)	(9,951)
Net cash provided by financing activities	366,334	84,757
Net increase in cash, cash equivalents and restricted cash	$262,572	$267

The overall increase in cash during the year ended December 31, 2022 was due primarily to an increase in cash resulting from the Business Combination.
Operating Activities

LiveWire had negative cash flow from operating activities during 2022 and 2021. Net cash used in operating activities increased by $15,142 thousand to $89,681 thousand for the year ended December 31, 2022 compared to $74,539 thousand for the year ended December 31, 2021. The increase in negative cash flow from operating activities was primarily driven by increases in product development costs and costs to advance our electric vehicle systems, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization. The overall growth of the business also resulted in increases in net operating assets, primarily inventory, and offsetting increases in operating liabilities, primarily payables and accrued expenses.

Investing Activities

Net cash used in investing activities increased by $4,130 thousand to $14,081 thousand for the year ended December 31, 2022 compared to $9,951 thousand for the year ended December 31, 2021. The decrease was due to higher capital expenditures related to investments to support the product development and engineering of future products.

LiveWire expects to fund future cash flows used in investing activities with the financing raised through the Business Combination and PIPE Financing. LiveWire estimates capital expenditures to be between $20 million and $25 million in 2023.

Financing Activities

Net cash provided by financing activities increased by $281,577 thousand to $366,334 thousand for the year ended December 31, 2022 compared to $84,757 thousand for the year ended December 31, 2021. The increase was primarily due to an increase in cash from the Business Combination of $293.7 million and an increase in proceeds from borrowing on notes payable to related party of $13,233 thousand. This was partially offset by decreased cash transfers from H-D prior to the separation of $26,442 thousand.

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 14, Commitments and Contingencies, in the Consolidated financial statements for a discussion of the Company's commitments and contingencies.

Other Matters

Critical Accounting Policies and Estimates

LiveWire’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect LiveWire’s financial condition and results of operations.

Product Warranty and Recalls - LiveWire provides a limited warranty on the new electric motorcycles for a period of two years, except for the battery which is covered for five years. LiveWire also provides limited warranties on parts and accessories and electric balance bikes. Estimated warranty costs are recorded at the time of sale and are based primarily on historical LiveWire claim and industry information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

Additionally, LiveWire may from time to time initiate certain voluntary recall campaigns. The estimated costs associated with voluntary recalls are recorded when the liability is both probable and estimable. This generally occurs when LiveWire’s management approves and commits to a recall. The accrued cost of a recall is based on an estimate of the cost to repair each affected vehicle and the number of vehicles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall offers. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

The factors affecting actual warranty and recall costs can be volatile. As a result, actual warranty claims experience and recall costs may differ from estimates, which could lead to material changes in our accrued warranty and recall costs. LiveWire’s warranty and recall liabilities are discussed further in Note 12, Product Warranty and Recall Campaigns, in the Consolidated financial statements.

Income Taxes - LiveWire’s income taxes as presented are calculated on a separate tax return basis. LiveWire’s operations have historically been and continue to be included in H-D’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. LiveWire accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. LiveWire reviews its deferred income tax asset valuation allowances on a quarterly basis or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred income tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to LiveWire’s valuation allowances may be necessary. LiveWire has generated operating losses in each of the years presented, however, any hypothetical net operating loss attributes generated (and related valuation allowances) utilized by H-D are not recorded on the balance sheet.

LiveWire is subject to income taxes in the U.S. and potentially other jurisdictions. These tax laws and regulations are complex and significant judgment is required in determining LiveWire’s provision for income taxes and recording the related deferred tax assets and liabilities.

In the ordinary course of LiveWire’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of ASC 740. An unrecognized tax benefit represents the difference between the recognition of benefits related to items for income tax reporting purposes and financial reporting purposes. Any unrecognized tax benefit is not included within the combined balance sheets as any benefit would reside with H-D. H-D is regularly audited by tax authorities as a normal course of business. Although the outcome of tax audits is always uncertain, LiveWire believes that it has appropriate support for the positions taken had LiveWire filed its own tax returns and that its annual tax provision includes amounts sufficient to pay any assessments. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year and would be the obligation of H-D.

Refer to Note 5, Income Taxes, in the Consolidated financial statements for further discussion regarding LiveWire’s income taxes.

Corporate Allocations - Historically, prior to the Business Combination, LiveWire had been managed and operated in the normal course of business by H-D. Accordingly for carve-out financial statement purposes, certain shared costs have been allocated to LiveWire and are reflected as expenses in the accompanying Consolidated financial statements prior to the Business Combination. Management considers the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had LiveWire operated as an independent, publicly traded company for the periods presented prior to the Business Combination. See Note 16, Related Party Transactions, in the Consolidated financial statements for further details.

Valuation of Warrant Liabilities - Upon consummation of the Business Combination, the Company assumed 30,499,990 warrants to purchase LiveWire's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of its IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). LiveWire accounts for its Warrants assumed as part of the Business Combination in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, LiveWire classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our Consolidated statements of operations and comprehensive loss. The fair value of the Public Warrants was determined using the quoted market price as of the valuation date. The fair value of the Private Placement Warrants was determined by using the quoted market price of the Public Warrants as the Private Warrants have terms and provisions that impact the fair value assessment that are identical to those of the Public Warrants, including the exercise price, exercisability and exercise period. See Note 10, Warrant Liabilities, in the Consolidated financial statements for more information concerning accounting for the Warrant liabilities.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

LiveWire is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare LiveWire’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

New Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the Consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, LiveWire’s cash and cash equivalents amounted to $265,240 thousand. LiveWire manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

Financial instruments that potentially subject LiveWire to concentrations of credit risk principally consist of accounts receivable. LiveWire limits its credit risk with respect to accounts receivable by performing credit evaluations and requiring collateral to secure amounts owed to LiveWire by its customers, each when deemed necessary.

Inflationary factors, such as cost increases for logistics, manufacturing, raw materials and purchased components, may adversely affect LiveWire’s operating results. Although LiveWire does not believe inflation has had a material impact on its financial condition given its lower production volumes, a high rate of inflation in the future may have an adverse effect on LiveWire’s ability to maintain and increase its gross margin or decrease its operating expenses as a percentage of its revenues if the selling prices of its products do not increase as much or more than its increase in costs.

LiveWire is also exposed to possible disruption of supply or shortage of materials, in particular for lithium-ion battery cells and key semiconductor chip components necessary for electric vehicles, and any inability to purchase raw materials and components could negatively impact LiveWire’s operations.

LiveWire sells its electric motorcycles, electric balance bikes and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, LiveWire’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies, however, the impact of such fluctuations on LiveWire’s operations to date are not material given the majority of LiveWire’s sales are currently in the U.S. LiveWire plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of LiveWire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiveWire Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021
Milwaukee, Wisconsin
March 6, 2023

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended
	2022	2021	2020
Revenue, net	$46,833	$35,806	$30,863
Costs and expenses:
Cost of goods sold	43,929	38,380	55,819
Selling, administrative and engineering expense	87,859	65,608	52,099
Total costs and expenses	131,788	103,988	107,918
Operating loss	(84,955)	(68,182)	(77,055)
Other income (expense), net	235	302	(30)
Interest expense related party	(475)	(293)	(186)
Interest income	1,191	19	56
Change in fair value of warrant liabilities	5,033	—	—
Loss before income taxes	(78,971)	(68,154)	(77,215)
Income tax (benefit) provision	(33)	138	357
Net loss	(78,938)	(68,292)	(77,572)
Other comprehensive loss:
Foreign currency translation adjustments	(145)	(85)	236
Comprehensive loss	$(79,083)	$(68,377)	$(77,336)

Net loss per share, basic and diluted	$(0.46)	$(0.42)	$(0.48)
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$265,240	$2,668
Accounts receivable, net	2,325	6,772
Accounts receivable from related party	525	124
Inventories, net	29,215	16,797
Other current assets	4,625	3,556
Total current assets	301,930	29,917
Property, plant and equipment, net	31,567	17,894
Goodwill	8,327	8,327
Deferred tax assets	—	72
Lease assets	3,128	3,471
Intangible assets, net	1,809	2,271
Other long-term assets	5,044	—
Total assets	$351,805	$61,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,055	$9,011
Accounts payable to related party	5,733	—
Accrued liabilities	20,343	15,574
Current portion of contingent consideration liability	—	2,180
Current portion of notes payable to related party	—	103
Current portion of lease liabilities	1,312	1,146
Total current liabilities	34,443	28,014
Long-term supplier liability	—	5,330
Long-term portion of lease liabilities	1,913	2,423
Deferred tax liabilities	15	186
Long-term portion of notes payable to related party	—	5,699
Warrant liabilities	8,388	—
Other long-term liabilities	246	375
Total liabilities	45,005	42,027
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of December 31, 2022	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 202,403 issued and outstanding as of December 31, 2022	20	—
Additional paid-in-capital	329,218	—
Accumulated deficit	(22,438)	—
Accumulated other comprehensive income	—	145
Net Parent company investment	—	19,780
Total shareholders' equity	306,800	19,925
Total liabilities and shareholders' equity	$351,805	$61,952
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(78,938)	$(68,292)	$(77,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,401	4,718	3,942
Change in valuation of contingent consideration liability	—	49	788
Payment of contingent consideration in excess of acquisition date fair value	(413)	(344)	(275)
Change in fair value of warrant liabilities	(5,033)	—	—
Stock compensation expense	394	786	188
Provision for doubtful accounts	145	55	4
Deferred income taxes	(125)	(22)	98
Inventory write-down	1,074	2,456	3,019
Loss on disposal of property, plant, and equipment	—	850	—
Cloud computing arrangements development costs	(4,894)	—	—
Other, net	(144)	193	725
Changes in current assets and liabilities:
Accounts receivable, net	4,156	(2,116)	(2,491)
Accounts receivable from related party	(593)	(89)	4,117
Inventories	(21,068)	1,563	(9,604)
Other current assets	(1,283)	(3,282)	24
Accounts payable and accrued liabilities	6,371	(11,064)	23,323
Accounts payable to related party	6,269	—	—
Net cash used by operating activities	(89,681)	(74,539)	(53,714)
Cash flows from investing activities:
Capital expenditures	(14,081)	(9,951)	(3,243)
Net cash used by investing activities	(14,081)	(9,951)	(3,243)
Cash flows from financing activities:
Borrowings on notes payable to related party (Note 16)	15,333	2,100	5,533
Repayment on notes payable to related party (Note 16)	—	(1,000)	(1,500)
Net proceeds from the Business Combination and PIPE Investments (Note 4)	293,717	—	—
Payment of contingent consideration up to acquisition date fair value (Note 11)	(1,767)	(1,836)	(1,905)
Transfers from Parent (Note 16)	59,051	85,493	56,176
Net cash provided by financing activities	366,334	84,757	58,304
Net increase in cash and cash equivalents	$262,572	$267	$1,347

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$2,668	$2,401	$1,054
Net increase in cash and cash equivalents	262,572	267	1,347
Cash and cash equivalents—end of period	$265,240	$2,668	$2,401
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2019	—	$—	$—	$—	$(6)	$21,803	$21,797
Net loss	—	—	—	—	—	(77,572)	(77,572)
Other comprehensive income, net of tax	—	—	—	—	236	—	236
Net contribution from H-D	—	—	—	—	—	57,562	57,562
Balance, December 31, 2020	—	—	—	—	230	1,793	2,023
Net loss	—	—	—	—	—	(68,292)	(68,292)
Other comprehensive loss, net of tax	—	—	—	—	(85)	—	(85)
Net contribution from H-D	—	—	—	—	—	86,279	86,279
Balance, December 31, 2021	—	—	—	—	145	19,780	19,925
Net loss prior to the Business Combination	—	—	—	—	—	(56,500)	(56,500)
Net loss post Business Combination	—	—	—	(22,438)	—	—	(22,438)
Other comprehensive loss, net of tax	—	—	—	—	(154)	—	(154)
Net contribution from H-D prior to the Business Combination	—	—	—	—	—	79,922	79,922
Issuance of common stock to H-D upon separation and reclassification of Net Parent company investment, including separation adjustments	161,000	16	48,360	—	9	(43,202)	5,183
Issuance of common stock to ABIC public and sponsor stockholders	11,403	1	429	—	—	—	430
Issuance of common stock upon H-D PIPE & Backstop	20,000	2	179,865	—	—	—	179,867
Issuance of common stock upon KYMCO PIPE	10,000	1	99,999	—	—	—	100,000
Share-based compensation expense	—	—	565	—	—	—	565
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800

The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in these Consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “LiveWire.” The Company is focused on pioneering the rapidly growing two wheel electric motorcycle market. We design and sell electric motorcycles and electric balance bikes with related electric motorcycle parts, accessories, and apparel.

LiveWire was a direct, wholly owned subsidiary of AEA-Bridges Impact Corp (“ABIC”), which was originally incorporated as a Cayman Islands exempted company on July 29, 2020 as a special purpose acquisition company (“SPAC”) with the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

On September 26, 2022, the Company consummated a previously announced business combination pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among ABIC, LiveWire Group Inc., (formerly known as LW EV Holdings, Inc.), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (H-D), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D.

Pursuant to the terms of the Business Combination Agreement: (a) on September 23, 2022, ABIC migrated to and domesticated as a Delaware corporation (“Domesticated ABIC”) (the “Domestication”), in connection with which all of the ABIC’s (i) outstanding ordinary shares were converted, on a one-for-one basis, into common stock, par value $0.0001 per share, of Domesticated ABIC, (ii) outstanding warrants were converted, on a one-for-one basis, into warrants to acquire one share each of common stock of Domesticated ABIC and (iii) outstanding units were canceled and instead entitle the holder thereof to, per unit, one share of common stock of Domesticated ABIC and one-half of one warrant of Domesticated ABIC; (b) on September 26, 2022, H-D and Legacy LiveWire consummated the separation of the Legacy LiveWire business and the other transactions contemplated by the Separation Agreement (the “Separation Agreement”), by and between H-D and Legacy LiveWire, dated as of September 26, 2022 (the “Separation”); (c) following the Domestication and immediately following the Separation, Merger Sub merged with and into Domesticated ABIC, with Domesticated ABIC surviving as a direct, wholly owned subsidiary of LiveWire (the “Merger”), and LiveWire continuing as the public company in the Merger, with each share of common stock of Domesticated ABIC being converted into the right of the holder thereof to receive one share of common stock, par value $0.0001 (“Common Stock”); (d) immediately following the Merger, H-D caused all of the membership interests of Legacy LiveWire (“Legacy LiveWire Equity”) held by ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), a Delaware limited liability company and a subsidiary of H-D, to be contributed to LiveWire in exchange for 161,000,000 shares of Common Stock and the right to receive up to an additional 12,500,000 shares of Common Stock in the future (the “Earn-Out Shares”, and the transactions contemplated by this clause (d), collectively, the “Exchange”), and as a result of the Exchange, Legacy LiveWire became a direct, wholly owned subsidiary of LiveWire; (e) immediately following the consummation of the Exchange, LiveWire contributed 100% of the outstanding equity interests of Legacy LiveWire to Domesticated ABIC (clauses (a) through (e) collectively, the “Business Combination”).

Holders of 36,597,112 of ABIC’s Class A Ordinary Shares sold in its initial public offering (the “Initial Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from ABIC’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.06 per share, or $368.1 million in the aggregate.

An aggregate of $368.1 million was paid from the ABIC’s trust account to holders who properly exercised their right to have their Initial Shares redeemed, and the remaining balance immediately prior to the Closing of approximately $34 million remained in the trust account and was used to fund the Business Combination.

In connection with the Business Combination, the AEA-Bridges Impact Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”), forfeited an aggregate of 2,000,000 Class B Ordinary Shares of ABIC in accordance with the Investor Support Agreement, dated as of December 12, 2021 (the “Investor Support Agreement”), by and among the Sponsor, LiveWire, ABIC, John Garcia, John Replogle and George Serafeim. The remaining Class B Ordinary Shares of ABIC held by the Sponsor automatically converted to 7,950,000 shares of Common Stock.

Pursuant to investment agreements entered into in connection with the Business Combination Agreement, Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings

Limited (collectively, “KYMCO Group”) agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “KYMCO PIPE Investment”).

Pursuant to the Business Combination Agreement, and an investment agreement entered into prior to the Closing, the Legacy LiveWire Equityholder agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “Legacy LiveWire Equityholder PIPE Investment” and, together with the KYMCO PIPE Investment, the “PIPE Investments”). At the closing of the Business Combination, LiveWire consummated the PIPE Investments.

Pursuant to the Business Combination Agreement, H-D caused the Legacy LiveWire Equityholder to pay and deliver to LiveWire an amount in cash equal to $100 million, which is the H-D Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of Common Stock (the “H-D Backstop Shares”) at a purchase price of $10.00 per H-D Backstop Share. Additionally, H-D was reimbursed for $20.1 million of transaction costs and advisory fees incurred through a reduction of the proceeds provided.

After giving effect to the Business Combination, the redemption of Initial Shares as described above, the issuance of the H-D Backstop Shares and the consummation of the PIPE Investments, there were 202,402,888 shares of Common Stock issued and outstanding.

The Business Combination was accounted for as a reverse recapitalization. See Note 4, Business Combination, for more information. Throughout the notes to the Consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy LiveWire and its subsidiaries prior to the consummation of the Business Combination, and LiveWire and its subsidiaries after the consummation of the Business Combination. References to ABIC refer to the SPAC entity prior to consummation of the Business Combination. Operating results for the periods presented prior to the consummation of the Business Combination represent those of Legacy LiveWire.

Subsequent to the Business Combination, based upon management reporting changes, including reviewing the financial information of the Electric Motorcycles and STACYC businesses separately, the Company assessed that it has two reportable segments: LiveWire Electric Motorcycles (“Electric Motorcycles”) and STACYC. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells motorcycle parts, accessories, and apparel. Electric Motorcycles are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealer and through online sales. The STACYC segment primarily focuses on the designing and selling of electric balance bike for kids. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

Basis of Presentation

On September 26, 2022, the Company consummated the Separation and Business Combination and became a standalone publicly traded company, and its financial statements are now presented on a Consolidated basis. Prior to the Separation and Business Combination on September 26, 2022, the Company's historical combined financial statements were prepared on a standalone carve-out basis and were derived from H-D's Consolidated financial statements and accounting records. The financial statements for all periods presented, including historical periods prior to September 26, 2022, are now referred to as “Consolidated financial statements”, and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Periods prior to the Separation

Prior to the Separation, the Company’s financial information is presented as consolidated carve-out financial information using the historical results of operations and the historical bases of assets and liabilities of H-D, Legacy LiveWire's parent company. Intercompany transactions within the Company have been eliminated in preparing the Consolidated financial statements.

Management of the Company believes assumptions underlying the historical Consolidated financial statements are reasonable. However, the Consolidated financial statements may not be indicative of the consolidated financial position, results of operations, and cash flows of the Company in the future or if it had operated independently from H-D. Actual costs that would have been incurred if the Company had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, primarily including technology support, marketing, finance, engineering, usage of shared assets, and other general corporate and administrative costs, such as treasury, human resources, and others. The Company also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, may result in additional costs that are not reflected in the historical results of operations, financial position, and cash flows. Principal assumptions underlying the Consolidated financial statements for periods prior to the Separation include:

•The Consolidated statements of operations and comprehensive loss include all revenues and costs directly attributable to the Company as well as an allocation of expenses from H-D related to shared manufacturing costs; engineering expenses, selling expenses, general and administrative expenses, marketing expenses, employee-related expenses, charges for use of shared assets, and other expenses related to H-D’s corporate functions that provide support to the Company. H-D allocated these costs to the Company using methodologies that management believes are appropriate and reasonable. Costs are generally attributed based on specific identification, legal obligation, or in another manner that best reflects the nature of how the expense is incurred, such as gross revenue, wholesale motorcycle shipments, standard cost, production units, and other allocation methods as deemed appropriate.

•The Consolidated balance sheets include the attribution of certain assets and liabilities that have historically been held at the corporate level by H-D, but which are specifically identifiable or attributable to the Company. H-D’s cash management and financing activities are centralized. Accordingly, no cash has been attributed to the Consolidated financial statements, except for certain cash accounts legally held by entities included in the Consolidated financial statements.

•Net Parent company investment in the Consolidated statements of shareholders' equity and the Consolidated balance sheets represents the accumulation of the Company’s net loss over time and the net effect of transactions with and allocations from H-D.

•Transactions between H-D and the Company are generally considered to be effectively settled in cash at the time the transaction is recorded except for the Notes payable to related party and Accounts receivable from related party (see disclosure in Note 16, Related Party Transactions). The net effect of the settlement of transactions with H-D is reflected in the Consolidated statements of cash flows as a financing activity and in the Consolidated balance sheets as “Net Parent company investment.”

•Within the Consolidated financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.

•Certain comparative amounts have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The Consolidated financial statements include the accounts of LiveWire Group, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany accounts and material intercompany transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash and cash equivalents with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At December 31, 2022, and 2021, 36.2% and 23.3%, respectively, of our net accounts receivable balance was due from the KTM customer group, driven by sales through the STACYC segment. No other single customer or customer group represented 10% or greater of net accounts receivable.

Accounts Receivable, net – Accounts receivable primarily relate to sales of electric balance bikes to independent dealers and independent distributors and are presented in Accounts receivable, net on the Consolidated balance sheets. All sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are financed by the purchasing independent dealers through Harley-Davidson Financial Services, Inc. (“HDFS”), a wholly owned subsidiary of H-D; therefore, accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $211 thousand and $66 thousand as of December 31, 2022, and 2021, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivables are written down once management determines that the specific customer does not have the ability to repay the balance in full.

Inventories, net – Total inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. The Company’s determination of net realizable value considers the impact of sales incentives and excess and obsolete inventory based upon an assessment of historical trends, current market conditions and forecasted product demand.

Property, Plant and Equipment, net – Property, plant and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of each class of property, plant and equipment generally consist of 7 years for leasehold improvements, 5 to 10 years for machinery and equipment, and 3 to 7 years for tooling and software.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2022 and 2021, the Company tested its goodwill balances for impairment and no impairment charges were recorded to goodwill as a result of those impairment tests.

Intangible Assets – Intangible assets are comprised of trademarks, patents, distributor relationships, and non-compete agreements. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. Intangible assets are assessed for impairment when a triggering event occurs.

Cloud Computing Arrangements – The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $4,930 thousand of costs during 2022 to implement cloud computing arrangements. Capitalized cloud computing arrangement costs are included within Other long-term assets on the Consolidated balance sheets. Amortization expense totaled $35 thousand for 2022 and is presented within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss. There were no cloud computing arrangement costs capitalized and no amortization expense incurred in 2021 and 2020.

Impairment of Long-Lived Assets – The Company periodically evaluates the carrying value of long-lived assets, which consist of property, plant and equipment, intangible assets, and cloud computing arrangements, to be held and used when events and circumstances indicate the carrying amount may not be recoverable. Such events and circumstances include significant decreases in the market price for similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. When the carrying value of a long-lived asset is not recoverable based on the existence of one or more of the above indicators, recoverability is determined by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. The Company also reviews the useful life of its long-lived assets when events and circumstances indicate that the actual useful life may be shorter than originally estimated. In the event the actual useful life is deemed to be shorter than the original useful life, depreciation is adjusted prospectively so that the remaining book value is depreciated over the revised useful life.

Research and Development Expenses – Expenditures for research activities relating to product development are charged against income as incurred. Research and development expenses were $35,612 thousand, $35,308 thousand and $23,036 thousand for 2022, 2021 and 2020, respectively, and presented within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During 2022, 2021 and 2020, the Company incurred $7,940 thousand, $5,344 thousand and $2,602 thousand in advertising costs, respectively.

Shipping and Handling Costs – The Company classifies shipping and handling costs as a component of Cost of goods sold.

Income Taxes – LiveWire’s income taxes as presented are calculated on a separate tax return basis. LiveWire’s operations have historically been and continue to be included in H-D’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. LiveWire accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. LiveWire reviews its deferred income tax asset valuation allowances on a quarterly basis or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred income tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to LiveWire’s valuation allowances may be necessary. LiveWire has generated operating losses in each of the years presented, however, any hypothetical net operating loss attributes generated (and related valuation allowances) utilized by H-D are not recorded on the balance sheet.

Warrant Liabilities - The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants, both further described in Note 10, Warrants Liabilities, in accordance with the guidance contained in ASC 815 under which the Public and Private Warrants (collectively, the “Warrants”) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated statements of operations and comprehensive loss.

New Accounting Standards

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3. Revenue

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.

Disaggregated revenue, net by major source was as follows for the years ended December 31, (in thousands):

	2022	2021	2020
Electric Motorcycles
Electric motorcycles	$13,171	$8,706	$12,846
Parts, accessories and apparel	828	999	1,473
	$13,999	$9,705	$14,319
STACYC (1)
Electric balance bikes	$29,669	$23,130	$14,602
Parts, accessories and apparel	3,165	2,971	1,942
	$32,834	$26,101	$16,544
Total Revenue, net	$46,833	$35,806	$30,863
(1) Prior year amounts have been reclassified to conform to current year presentation.

Revenue from the sale of electric motorcycles, electric balance bikes as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers.

The Company offers sales incentive programs to independent dealers and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated.

During 2020, the Company made a sales concession to certain of its independent dealers related to retail store investments they had made for the sale and service of Harley-Davidson branded electric motorcycles. At the end of 2020, the Company was in the process of re-evaluating its long-term strategic direction for its electric vehicle operations, including the distribution strategy. Given the critical importance of the relationship between the Company and its dealers, the Company made a one-time concession payment, which was based on the investments the dealers had made. There were no commitments for future purchases from the dealers in exchange for the payment. As a result of this concession, the Company recorded a reduction to revenue of $15,271 thousand during 2020 for the change in the transaction consideration on previously recognized revenue related to electric vehicles sold by the Company to independent dealers through December 31, 2020. The Company has not historically offered similar concessions, did not offer similar concessions during 2022 or 2021, and it does not anticipate similar concessions in the future.

The Company offers the right to return eligible parts and accessories and apparel. When the Company offers a right to return, it estimates returns based on an analysis of historical trends and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue.

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material during 2022, 2021 and 2020.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its motorcycles, electric balance bikes, and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

Contract Liabilities

The Company maintains certain deferred revenue balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles. Deferred revenue is recognized as revenue once the Company performs under the contract. Deferred revenue of $163 thousand and $1,644 thousand was included in Accrued liabilities in the Company's Consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

Previously deferred revenue recognized as revenue in 2022 and 2021 was $1,644 thousand and $149 thousand, respectively. The Company expects to recognize all $163 thousand of the remaining unearned revenue in 2023.

4. Business Combination

As discussed in Note 1, Description of Business and Basis of Presentation, the Company completed the previously announced Business Combination on September 26, 2022. The Business Combination is accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, ABIC has been treated as the acquired company for financial reporting purposes. The net assets of ABIC were stated at carrying value, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy LiveWire. Legacy LiveWire was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•Legacy LiveWire’s majority shareholder, the Legacy LiveWire Equityholder, has the largest voting interest in the combined company

•Legacy LiveWire’s executive management makes up the majority of the management of the combined company;

•Legacy LiveWire’s majority shareholder, the Legacy LiveWire Equityholder, has the ability to designate the majority of the initial LiveWire Board and subsequent decisions on the LiveWire Board will be based on shareholder vote, of which the Legacy LiveWire Equityholder has the largest voting interest;

•the combined company assumed the name “LiveWire Group Inc.”; and

•Legacy LiveWire is the larger entity based on revenue. Additionally, Legacy LiveWire has a larger employee base and substantive operations.

The Business Combination resulted in net proceeds of approximately $293.7 million, which included: i) $100 million PIPE investment from H-D; ii) $100 million PIPE investment from KYMCO, iii) ABIC’s remaining cash held in trust account and operating cash in aggregate of $13.8 million (net of the SPAC share redemption amount of $368.1 million and payment of transaction costs incurred by ABIC of $20.6 million); and iv) the $100 million H-D Backstop Amount pursuant to the terms of the Business Combination Agreement and as a result of public shareholders exercising their redemption rights with respect to 36,597,112 shares of ABIC Class A common stock for $368.1 million in the aggregate, at a redemption price of approximately $10.06 per share. These proceeds were net of $20.1 million of transaction costs and advisory fees incurred by H-D. After giving effect to the business combination, the redemption of ABIC Class A common stock as described above, the issuance of the H-D Backstop Shares and the consummation of the PIPE Investments, were 202,402,888 shares of Common Stock issued and outstanding as of the closing date. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 10, Warrant Liabilities.

As discussed in Note 1, Description of Business and Basis of Presentation, in connection with the Business Combination, H-D has the right to receive up to an additional 12,500,000 shares of the Company's Common stock as Earn-Out Shares upon the occurrence of certain triggering events: (i) a one-time issuance of 6,250,000 Earn Out Shares if the volume-weighted average price (“VWAP”) of Common Stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period; and (ii) a one-time issuance of 6,250,000 Earn Out Shares if the VWAP of Common Stock is greater than or equal to $18.00 over any 20 trading days within any 30 consecutive trading-day period ((i) and (ii) each, a “Triggering Event”), in each case, during a period beginning 18 months from the Closing Date and expiring five years thereafter (the “Earn Out Period”).

Additionally, if there is a change of control of the Company prior to the expiration of the Earn Out Period that will result in the holders of Common Stock receiving a price per share equal to or in excess of the applicable share price of LiveWire in connection with a Triggering Event, then immediately prior to the consummation of such change of control, any Triggering

Event that has not occurred will be deemed to have occurred, LiveWire will issue the applicable Earn Out Shares to H-D and H-D will be eligible to participate in such change of control.

The total number of shares of the Company’s common stock outstanding immediately following the Business Combination was comprised as follows:

Shares
ABIC public shares, prior to redemptions	40,000,000
Less: redemption of ABIC public shares	(36,597,112)
LiveWire public stockholders	3,402,888
Legacy LiveWire Equityholder (1)	161,000,000
H-D PIPE investment	10,000,000
H-D Backstop investment	10,000,000
KYMCO PIPE investment	10,000,000
ABIC sponsor stockholders (2)	8,000,000
Total shares outstanding at close	202,402,888
(1) Excludes 12,500,000 Common Stock in estimated potential earn out shares as the price threshold for each tranche has not yet been triggered.
(2) Shares presented are net of 2,000,000 Sponsor forfeited shares and includes 25,000 shares of Common Stock held by John Replogle and 25,000 shares of Common Stock held by George Serafeim, each in his individual capacity.

In connection with the Business Combination, H-D incurred transaction fees and other costs considered direct and incremental, consisting of legal, accounting, financial advisory and other professional fees. These amounts were reimbursed by the Company as a reduction of the proceeds received and are deducted from the Company’s additional paid-in capital. The following table reconciles the elements of the Business Combination to the Consolidated statement of cash flows for the year ended December 31, 2022 and the Consolidated statement of shareholders’ equity for the year ended December 31, 2022 (in thousands):

September 26, 2022
Cash - ABIC trust and cash, net of redemptions and ABIC transaction costs (1)	$13,849
Cash - Legacy LiveWire Equityholder PIPE Investment	100,000
Cash - KYMCO PIPE Investment	100,000
Cash - H-D Backstop	100,000
Less: transaction costs and advisory fees incurred by H-D	(20,132)
Net cash proceeds from Business Combination	293,717
Less: Non-cash fair value of Public Warrants and Private Placement Warrants	(13,420)
Net equity infusion from Business Combination	$280,297
(1) Proceeds from ABIC consisted of the $34,230 thousand of cash in the ABIC trust account and $240 thousand of cash in an ABIC operating bank account, less $20,621 thousand of ABIC transaction costs.

On September 26, 2022, prior to the consummation of the Business Combination, the Company consummated the Separation subject to the terms of the Separation Agreement. As a result, certain assets and liabilities were retained and settled by H-D and did not transfer to the Company. As of September 25, 2022, the value of assets and liabilities and related tax effects to be retained by H-D at Separation was $8,192 thousand and $13,375 thousand, respectively. Adjustments for transfers and separations are reflected in the Company's Consolidated financial statements for the year ended December 31, 2022 and were comprised of the retention of assets and liabilities by H-D including Accounts receivable, net of $339 thousand, Inventories, net of $7,576 thousand, Other current assets of $205 thousand, Deferred tax assets of $72 thousand, Accounts payable of $4,427 thousand, Accrued liabilities of $5,184 thousand, Deferred tax liabilities of $46 thousand, Long-term supplier liability of $3,435 thousand and Other long-term liabilities of $283 thousand. The net balance of separation-related adjustments of $5,183 thousand was transferred to Additional paid-in capital prior to the consummation of the Business Combination, as represented in the Consolidated statements of shareholders’ equity.

The most significant assets retained by the Parent included materials that relate to the manufacture of LiveWire One electric motorcycles. The most significant liabilities retained and settled by the Parent included employee liabilities related to service rendered prior to the closing of the business combination, accounts payable outstanding for amounts owed to suppliers to manufacture electric motorcycles, a supplier liability for an excess firm purchase commitment, and certain warranty liabilities associated with the Harley-Davidson branded LiveWire motorcycle (see disclosure in Note 12, Product Warranty and Recall Campaigns).

5. Income Taxes

The income tax (benefit) provision has been calculated using the separate return method, which is meant to reflect how taxes would have been recorded, had the Company filed its own tax return.

The income tax (benefit) provision for the years ended December 31, consists of the following (in thousands):

	2022	2021	2020
Current:
State	$—	$56	$89
Foreign	66	104	170
Current income tax provision	$66	$160	$259
Deferred:
Federal	$(95)	$61	$218
State	(4)	(81)	(50)
Foreign	—	(2)	(70)
Deferred income tax (benefit) provision	(99)	(22)	98
Total income tax (benefit) provision	$(33)	$138	$357

The components of loss before income taxes for the years ended December 31, were as follows (in thousands):

	2022	2021	2020
Domestic	$(79,262)	$(68,534)	$(77,611)
Foreign	291	380	396
Loss before income taxes	$(78,971)	$(68,154)	$(77,215)

The reconciliation of the (benefit) provision for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax (benefit) provision for the years ended December 31, is shown below (in thousands):

	2022	2021	2020
Benefit at statutory rate	$(16,584)	$(14,312)	$(16,213)
State taxes, net of federal benefit	(1,367)	(1,139)	(1,372)
Foreign rate differential	5	8	5
Nondeductible expenses	43	420	—
Unrecognized tax benefits including interest and penalties	—	6	11
Unbenefited losses	11,582	14,770	17,337
Valuation allowance	7,397	380	578
Change in value of warrants	(1,144)	—	—
Other	35	5	11
Income tax (benefit) provision	$(33)	$138	$357

The Company generated operating losses in each of the years presented. The income tax benefit recognized related to these losses was zero for each of the years ended December 31, 2022, 2021, and 2020 due to the recognition of a valuation allowance. Operating results of the Company are included in the consolidated federal and combined state tax returns of H-D and the resulting tax attributes have been fully utilized by H-D and are no longer available to the Company for future use. Future income tax (benefits) provisions may be impacted by future changes in the realizability of the hypothetical net operating loss deferred tax assets. The difference between the benefit at the statutory rate and the income tax (benefit) provision related to these operating losses is reflected in the table above as unbenefited losses.

After an assessment of the positive and negative evidence regarding the realizability of the separate state NOLs reflected in the financials, it was determined a valuation allowance was required. Additionally, it was necessary to assess the positive and negative evidence of the realizability of the U.S. federal and consolidated state net deferred tax asset balance for the periods ended December 31, 2022 and 2021. After such an assessment, it was determined a valuation allowance was required. The difference between the benefit at the statutory rate and the income tax (benefit) provision related to these valuation allowances is reflected in the table above as valuation allowance.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2022	2021
Deferred tax assets:
Capitalized research & experimental expenditures	$7,158	$—
Accruals not yet tax deductible	615	2,379
Stock compensation	524	67
Net operating loss and credit carryforwards	—	1
UNICAP	1	11
Amortization, book in excess of tax	946	258
Lease liability	733	812
Other	—	346
Deferred tax assets before valuation allowance	9,977	3,874
Less: Valuation allowance	(8,312)	(915)
Total deferred tax assets	1,665	2,959
Deferred tax liabilities:
Depreciation, tax in excess of book	$(620)	$(2,283)
Amortization, tax in excess of book	(349)	—
Right-of-use asset	(711)	(790)
Total deferred liabilities	(1,680)	(3,073)
Net deferred tax liability	$(15)	$(114)

The net deferred tax liability balance decreased from December 31, 2021 to December 31, 2022 primarily due to an increase in the deferred tax asset balance related to capitalized research and experimental expenses, which will reverse in future periods against a significant portion of the deferred tax liabilities.

The tax operating loss and tax credit carryforwards, calculated on the separate return method for allocating tax expense, have been utilized by H-D in the consolidated tax return, and therefore are not available to the Company in future periods. Under the terms of the Company’s Tax Matters Agreement with H-D, LiveWire will receive no compensation from H-D for the use of such attributes. In addition, these tax loss and credit carryforwards would not have been realized on a separate return basis. As a result, consistent with prior periods, neither the deferred tax assets nor the full valuation allowances have been recorded for these hypothetical attributes. The realizability of the hypothetical attributes will continue to be monitored on a separate return basis. Any change to the realizability of these hypothetical attributes on a separate return basis will be booked as a deferred income tax benefit or expense with an offset to equity. For the period from the close of the Business Combination and effective date of the Tax Matters agreement, the tax net operating loss and tax credit carryforward, and offsetting full valuation allowance, was $3,764 thousand.

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax (benefit) provision. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2022	2021
Unrecognized tax benefits, beginning of period	$—	$—
Increase in unrecognized tax benefits for tax positions take in prior period	162	—
Unrecognized tax benefits, end of period	$162	$—

There were no unrecognized tax benefits as of December 31, 2022 and 2021, respectively, that, if recognized, would affect the effective tax rate, due to the NOL and valuation allowance positions.

There were zero gross benefits related to interest and penalties associated with unrecognized tax benefits recognized in the Consolidated statements of operations and comprehensive loss during 2022, 2021, and 2020, respectively, due to the NOL and valuation allowance positions.

There were zero gross interest and penalties associated with unrecognized tax benefits recognized in the Consolidated balance sheets at December 31, 2022 and 2021, respectively, due to the NOL and valuation allowance positions.
The Company expects the total amount of unrecognized tax benefits, related to continuing operations during the fiscal year ending December 31, 2023, to reduce to zero. The current year reserve will reverse when the Company files a method change in 2023.

The Company did not make any income tax payments for the years ended December 31, 2022, 2021, and 2020.

6 . Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards —restricted stock units, and performance share units. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the potentially dilutive shares were antidilutive in those periods.

Computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands, except per share amounts):

	2022	2021	2020
Net Loss	$(78,938)	$(68,292)	$(77,572)

Basic weighted-average shares outstanding	172,003	161,000	161,000
Effect of dilutive securities – Warrants	—	—	—
Effect of dilutive securities – employee stock compensation plan	—	—	—
Diluted weighted-average shares outstanding	172,003	161,000	161,000
Earnings per share:
Basic	$(0.46)	$(0.42)	$(0.48)
Diluted	$(0.46)	$(0.42)	$(0.48)

Prior to the Business Combination date, LiveWire did not have any issued and outstanding common stock or any common share equivalents. Accordingly, for 2021 and 2020, the net loss per share was calculated based on the 161,000,000 shares of Common Stock distributed to H-D in exchange for the membership interests of Legacy LiveWire. At the time of the Business Combination, additional shares of Common Stock were issued, which are reflected in the weighted-average shares outstanding as of December 31, 2022.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants. Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For 2022, employee stock compensation plan awards representing 19 thousand underlying common shares were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For 2022, warrants representing 51,788 thousand underlying common shares were excluded from the computation of diluted net loss per share because the effect would have been antidilutive. There were no anti-dilutive employee stock compensation awards or warrants for 2021 and 2020. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation EPS as the triggering events have not occurred.

7. Additional Balance Sheet Information

Inventories, net consisted of the following as of December 31, (in thousands):

	2022	2021
Raw materials and work in process	$48	$5,233
Electric motorcycles and electric balance bikes	25,291	8,636
Parts and accessories and apparel	3,876	2,928
Inventories, net	$29,215	$16,797

Inventory valuation reserves deducted from cost were $1,320 thousand and $7,021 thousand as of December 31, 2022 and 2021, respectively.

Other current assets primarily include prepaid expenses of $3,700 thousand as of December 31, 2022. As of December 31, 2021, Other current assets included $3,025 thousand of prepaid supplier deposits relating to future inventory purchases.

Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2022	2021
Construction in progress	$26,362	$9,746
Tooling	9,874	10,155
Machinery and equipment	3,488	3,317
Software	2,799	2,798
Leasehold improvements	1,635	1,266
	44,158	27,282
Accumulated depreciation	(12,591)	(9,388)
Property, plant and equipment, net	$31,567	$17,894

Depreciation was $3,939 thousand, $4,256 thousand and $3,480 thousand for the years ending December 31, 2022, 2021 and 2020, respectively. Software, net of accumulated amortization, included in Property, plant and equipment, net, was $1,309 thousand and $2,242 thousand as of December 31, 2022 and 2021, respectively. The Company had $7,748 thousand related to purchases of property, plant and equipment included in Accrued liabilities as of December 31, 2022, and $3,651 thousand and $2,461 thousand related to purchases of property, plant and equipment included in Accounts payable as of December 31, 2021 and 2020, respectively.

Other long-term assets consisted primarily of capitalized implementation costs incurred in connection with cloud computing arrangements that do not include a license to internal-use software in accordance with Accounting Standards Update 2018-15.

Accrued liabilities consisted of the following as of December 31, (in thousands):

	2022	2021
Payroll and employee benefits	$4,641	$6,129
Engineering	4,377	2,680
Warranty and recalls	397	720
Deferred revenue	163	1,644
Sales incentives	—	795
Taxes	352	918
Accrued capital expenditures	7,748	—
Other	2,665	2,688
Accrued liabilities	$20,343	$15,574

Prior to consummation of the Business Combination, the Company has a liability related to an excess firm purchase commitment to a supplier on a carve-out accounting basis. This liability remained with H-D as part of the Separation Agreement in connection with the Business Combination. The total obligation was $5,330 thousand as of December 31, 2021, all recorded as a non-current liability in Long-term supplier liability on the Consolidated balance sheets. The Company did not have any excess firm purchase commitment liabilities as of December 31, 2022.

8. Goodwill and Other Intangible Assets

Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. The carrying amount of goodwill was $8,327 thousand as of both December 31, 2022 and 2021.

Intangible assets, net, excluding goodwill, consisted of trademarks, patents, distributor relationships, and non-compete agreements with estimated remaining useful lives ranging from 5 to 10 years. Intangible assets are amortized on a straight-line basis and the weighted-average amortization period for all amortizable intangibles on a combined basis is 8.5 years. The weighted average amortization period for trademarks, non-compete agreement, and other intangibles is 10 years, 5 years, and 5.5 years, respectively.

Intangible assets at December 31, were as follows (in thousands):

	2022			2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$2,500	$(958)	$1,542	$2,500	$(708)	$1,792
Non-compete agreement	640	(491)	149	640	(363)	277
Others	440	(322)	118	440	(238)	202
	$3,580	$(1,771)	$1,809	$3,580	$(1,309)	$2,271

Amortization of intangible assets, net, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss was $462 thousand for 2022, 2021 and 2020, respectively. Future amortization of the Company's intangible assets as of December 31, 2022 is as follows (in thousands):

2023	462
2024	289
2025	254
2026	254
2027	254
Thereafter	296
$1,809

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill for impairment annually, or more frequently if events occur that indicate an asset may be impaired.

For goodwill, the reporting units used in assessing impairment is the same as the Company’s two operating segments and reportable segments as described in Note 17, Reportable Segments and Geographic Information. Our assessment for impairment of goodwill utilized a discounted cash flow analysis and a guideline public company market approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value, and a reconciliation of the Company’s concluded values for each reporting unit to the Company’s market capitalization. Based upon the Company’s fiscal year 2022 annual goodwill impairment analysis, the Company concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value and there were no impairments to goodwill for any periods presented.

9. Leases

The Company determines if an arrangement is or contains a lease at contract inception.

Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The ROU asset also includes prepaid lease payments and initial direct costs and is reduced for lease incentives paid by the lessor. The discount rate used to determine the present value is generally H-D’s incremental borrowing rate, as allowed under GAAP for subsidiaries, because the implicit rate in the lease is not readily determinable. The lease term used to calculate the ROU asset and lease liabilities includes periods covered by options to extend or terminate when the Company is reasonably certain the lease term will include these optional periods.

In accordance with ASC Topic 842, Leases, (“ASC 842”) the Company elected the short-term lease practical expedient that allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company has also elected the practical expedient under ASC 842 allowing entities to not separate non-lease components from lease components, but instead account for such components as a single lease component for all leases except leases involving assets used in manufacturing and distribution processes.

The Company has operating lease arrangements for real estate. The Company’s leases have a remaining lease term of 1 to 5 years. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2022	2021
Assets:
Lease assets	$3,128	$3,471
Liabilities:
Current portion of lease liabilities	$1,312	$1,146
Long-term portion of lease liabilities	1,913	2,423
Total lease liabilities	$3,225	$3,569

The following table presents the components of lease costs as of December 31, (in thousands):

Lease Cost	2022	2021	2020
Operating lease cost	$1,300	$1,008	$817
Short-term lease cost	37	291	156
Variable lease cost	143	141	130
Net lease cost	$1,480	$1,440	$1,103

Future maturities of the Company's operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Future lease payments:
2023	$1,373
2024	1,160
2025	446
2026	277
2027	97
Thereafter	—
3,353
Present value discount	(128)
Lease liabilities	$3,225

Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2022	2021	2020
Cash outflows for amounts included in the measurement of lease liabilities	$1,300	$924	$819
ROU assets obtained in exchange for lease obligations	$910	$3,940	$—
Lease modifications	$—	$—	$(83)
Weighted-average remaining lease term (in years)	2.80	3.26	0.74
Weighted-average discount rate	2.35%	1.29%	3.66%

10. Warrant Liabilities

Upon consummation of the Business Combination (see Note 4, Business Combination), the Company assumed 30,499,990 Warrants to purchase LiveWire's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”). The Warrants expire five years from the completion of the Business Combination. At December 31, 2022, there were 19,999,990 Public Warrants and 10,500,000 Private Warrants outstanding.

Each Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. A Warrant holder may exercise its Warrants only for a whole number of shares of Common Stock. This means only a whole Warrant may be exercised at a given time by a Warrant holder. No fractional Warrants were issued upon separation of the units and only whole warrants trade. The Company will receive the proceeds from the exercise of any warrants in cash. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Public Warrants

Redemption of warrants when the price per Common Stock share equals or exceeds $18.00: The Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption; and
•if, and only if, the reported last sales price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Common Stock share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•in whole and not in part;
•at a price equal to a number of the Company's Common Stock to be determined, based on the redemption date and the fair market value of the Company’s Common Stock;
•upon a minimum of 30 days’ prior written notice of redemption;
•if, and only if, the last reported sale price of the Company’s Common Stock equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary shares) as the outstanding Public Warrants
•can be exercised on a cashless basis

Private Placement Warrants

The Private Placement Warrants have terms and provisions that are similar to those of the Public Warrants, including as to the exercise price, exercisability and exercise period. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or its permitted transferees and the reference value exceeds $18.00 per share. The initial Private Placement Warrant purchasers, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis if the reference value is between $10.00 and $18.00. If the Private

Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

There were no exercises or redemptions of the Public or Private Warrants during the year ended December 31, 2022.

The Company recognized income of $5,033 thousand as a change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss for year ended December 31, 2022. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. At December 31, 2022, the Company’s Warrant liability was $8,388 thousand.

11. Fair Value
The Company assesses the inputs used to measure fair value using a three-tier hierarchy.

•Level 1 inputs include quoted prices for identical instruments and are the most observable.

•Level 2 inputs include quoted prices for similar assets and observable inputs.

•Level 3 inputs are not observable in the market and include the Company’s judgments about the assumptions market participants would use in pricing the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows as of December 31, (in thousands):

	2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$257,000	$—	$—	$257,000
Liabilities:
Public Warrants	$5,500	$—	$—	$5,500
Private Placement Warrants	—	2,888	—	2,888
Share-based awards settled in cash	1,618	—	—	1,618
	$7,118	$2,888	$—	$10,006
	2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration liability	$—	$—	$2,180	$2,180

There were no significant assets or liabilities on the Company’s Consolidated balance sheets measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months, and are presented within Cash and cash equivalents in the Consolidated balance sheets. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815 and are presented within Warrant liabilities in the accompanying Consolidated balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss.

The Public Warrants are publicly traded under the symbol “LVWR WS”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The fair value of the Private Placement Warrants was determined using the closing price of the Public Warrants as the Private Placement Warrants have terms and provisions that are economically similar to those of the Public Warrants. The Private Placement Warrants are classified as Level 2 of the fair value hierarchy due to the use of an observable market quote for a similar asset in an active market.

Share-based awards settled in cash

Share-based awards settled in cash represent grants of share-based awards that will be settled with employees in cash, and are presented within Accrued liabilities and Other long-term liabilities in the Consolidated balance sheets. They are valued using the market price of the Company’s stock and are remeasured at each balance sheet date, and are classified under Level 1 under the fair value hierarchy.

Contingent Consideration Liability

In connection with H-D’s 2019 acquisition of STACYC, Inc., the Company had a contingent consideration obligation related to an aggregate earnout payment. The aggregate earnout payment had a potential payout ranging from $0 to $6,540 thousand based on the achievement of sales volume targets during the twelve-month performance periods beginning in June 2019, 2020, and 2021, respectively. The Company recorded a liability of $4,978 thousand at the acquisition-date for the fair value based on the likelihood of contingent earn-out payments as part of the total consideration.

The contingent consideration liability related to the STACYC acquisition was considered a Level 3 liability. As of December 31, 2020, the fair value was estimated using a Monte Carlo simulation with significant unobservable inputs, including the discount rate, revenue volatility and risk premium. In both 2021 and 2020, the Company made payments of $2,180 thousand during each period based on the full achievement of performance targets for the first two annual performance periods. As of December 31, 2021, the Company determined the maximum remaining payout of $2,180 thousand approximated fair value. The final payment in 2022 of $2,180 thousand settled the Company’s contingent consideration obligation related to acquisition of STACYC.

The following table presents the changes in the contingent consideration liability during the years ended December 31, 2022, 2021 (in thousands):

Balance as of December 31, 2020	$4,311
Remeasurement of contingent consideration liability	49
Cash payment	(2,180)
Balance as of December 31, 2021	$2,180
Remeasurement of contingent consideration liability	—
Cash payment	(2,180)
Balance as of December 31, 2022	$—

The change in fair value recognized in net loss is recorded in Selling, administrative and engineering expense in the Consolidated statements of operations and comprehensive loss. During 2021 and 2020, the Company remeasured the contingent consideration liability and recorded an increase of $49 thousand and $788 thousand, respectively, due to an increased likelihood of the actual achievement for milestones being reached.

Other Fair Value Measurements

The fair value of financial instruments classified as Cash and cash equivalents, Accounts receivable, net, and Accounts payable on the Consolidated balance sheets approximate carrying value due to the short-term nature and the relative liquidity of the instruments.

12. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new electric motorcycles for a period of two years, except for the battery which is covered for five years. The Company also provides limited warranties on parts and accessories and electric balance bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues for future warranty claims at the time of sale using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

Additionally, the Company may from time-to-time initiate certain voluntary recall campaigns. The Company records estimated recall costs when the liability is both probable and estimable. This generally occurs when the Company’s management approves and commits to a recall. The warranty and recall liability are included in Accrued liabilities and Other long-term liabilities on the Consolidated balance sheets.

Changes in the Company’s warranty and recall liability were as follows as of December 31, (in thousands):

	2022	2021
Balance, beginning of period	$1,095	$778
Warranties issued during the period	714	575
Settlements made during the period	(616)	(933)
Currency Translation Adjustments	(76)	(1)
Recalls and changes to pre-existing warranty liabilities	236	676
Transaction related adjustment (1)	(787)	—
Balance, end of period	$566	$1,095
(1) In connection with the Separation and Business Combination, $787 thousand of warranties and recall liabilities were retained by H-D related to pre-transaction claims for certain H-D branded electric motorcycles.

The liability for recall campaigns was $269 thousand at December 31, 2021. There was no liability for recall campaigns as of December 31, 2022, as the liability related to pre-transaction recall campaigns related to certain H-D branded electric motorcycles and was retained by H-D.

13. Employee Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans and Other Postretirement Benefit Plans

H-D sponsors a qualified pension plan and a postretirement healthcare plan which cover certain eligible Company employees and retirees. These defined benefit plans include both Company eligible employees and other employees of H-D (“Shared” plans) and are accounted for as multiemployer benefit plans and the related net benefit plan assets and obligations are not included in the Company’s Consolidated balance sheets. Prior to the Separation and Business Combination, a portion of the related net periodic benefit plan cost has been allocated to the Company based on an estimated cost per plan participant and allocations of corporate and other shared functional personnel. The Company recorded expense of $45 thousand, income of $11 thousand, and expense of $123 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, for the Company’s allocation of net periodic pension and healthcare plan costs related to the Company’s employees. In 2021, the allocation of net periodic pension costs includes a curtailment gain recorded in connection with H-D’s decision to cease benefit accruals for salaried employees after December 31, 2022. The Company is not required to make any contributions to the plans sponsored by H-D. Subsequent to the Business Combination, the Company does not have any expense allocation related to H-D’s qualified pension plan and a postretirement healthcare plan.

Defined Contribution Plans

On March 1, 2022, the Company established a LiveWire 401(k) plan for the benefit of the Company's employees. In connection with the establishment of the LiveWire 401(k) plan, H-D made all employer contributions to its 401(k) plan on behalf of the Company's employees, prorated for the portion of the plan year ending March 1, 2022. Upon establishment of the LiveWire 401(k) plan, each of the Company's employees then-participating in H-D's 401(k) plan became fully vested in his or her account balance under H-D's 401(k) plan and their account balances under H-D's 401(k) plan were transferred to the LiveWire 401(k) plan.

The Company expensed $2,143 thousand, $903 thousand and $674 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, related to defined contribution benefits plans contributions.

14. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 7, Additional Balance Sheet Information, for a discussion of a supplier liability and Note 12, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of December 31, 2022, 2021 and 2020.

Litigation and Other Claims – The Company from time to time may be subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company, through H-D, also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters.

15. Share-Based Awards

LiveWire Share-Based Awards

Our long-term incentive plans provide for the grant of various forms of share-based awards to our directors, officers and other eligible employees under which our Board of Directors may grant to employees share-based awards including restricted stock units and performance share units. A maximum of 29,293,509 shares were authorized for awards under the long-term incentive plans.

The Company recognizes the cost of its share-based awards in the Consolidated statements of operations and comprehensive loss. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. Forfeitures are recognized as incurred. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total compensation expense related to LiveWire share-based awards was $579 thousand for the year ended December 31, 2022 and zero for both the years ended December 31, 2021 and 2020.

See separate discussion below related to historical H-D Share-Based Awards for description of awards and related expense.

Restricted Stock Units - Settled in Stock and Cash

Certain directors, executive officers and other eligible employees have been granted time-based restricted stock units (the “Time-Based RSUs”) and performance-based restricted stock units (the “Performance RSUs,” collectively with the Time-Based RSUs, the “RSUs”). The Time-Based RSUs generally vest ratably over a three-year period, starting on the anniversary date of the grant. Time-Based RSUs for directors vest over a one-year period.

The Company recognized $416 thousand for the year ended December 31, 2022 in share-based compensation expense related to the Time-Based RSUs. There were no Time-Based RSUs outstanding prior to fiscal year 2022 and therefore no share-based compensation expense was recorded in 2021 and 2020 related to the Time-Based RSUs.

During the year ended December 31, 2022, the Company granted Performance RSUs to certain executive officers and other eligible employees. These Performance RSUs awards vest at the end of a three-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized $163 thousand of share-based compensation expense for the year ended December 31, 2022 for the Performance RSUs. There were no Performance RSUs outstanding prior to fiscal year 2022 and therefore no share-based compensation expense was recorded in 2021 and 2020 related to the Performance RSUs.

Restricted Stock Units - Settled in Stock – The fair value of the Time-Based RSUs settled in stock is determined based on the market price of the Company’s stock on the grant date. The Performance RSUs settled in stock granted in 2022 contain TSR market conditions. The Company estimated the fair value of the TSR component using a Monte Carlo simulation. Expected volatility is calculated using the historical volatility of public companies similar to LiveWire Group, Inc. The risk-free rate for periods within the contractual life of the grant is based on the U.S. Treasury rates at the time of grant.

Assumptions used to calculate the grant date fair value of the performance shares granted during 2022 were as follows:

December 2022
Expected volatility	76.76%
Risk-free interest rate	3.89%

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	—	—	—	$—
Granted	1,870	625	2,495	$7.34
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Nonvested, end of period	1,870	625	2,495	$7.34

As of December 31, 2022, there was $17,810 thousand of unrecognized compensation cost related to RSUs settled in stock that is expected to be recognized over a weighted-average period of 2.83 years.

Restricted Stock Units - Settled in Cash – Time-Based RSUs and Performance RSUs settled in cash are recorded in the Consolidated balance sheets as a liability until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date.

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	—	—	—	$—
Granted	64	24	88	$7.52
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Nonvested, end of period	64	24	88	$7.52

As of December 31, 2022, there was $521 thousand of unrecognized compensation cost related to RSUs settled in cash that is expected to be recognized over a weighted-average period of 2.92 years.

Historical H-D Share-Based Awards

Prior to consummation of the Business Combination, certain employees of the Company participated in H-D’s share-based compensation plan under which H-D’s Board of Directors may grant to employees share-based awards, including RSUs and performance shares. Prior to consummation of the Business Combination, as employees transferred from H-D to the Company, any outstanding share-based awards previously granted have been retained by the employees and have been transferred to the Company. All awards granted under the plans are based on H-D’s common shares and, as such, were reflected in the Consolidated balance sheets as Net Parent company investment and Accrued liabilities for equity-classified awards and liability-classified awards, respectively. Share-based compensation included in the Consolidated statements of operations and comprehensive loss includes expense attributable to the Company based on the awards and terms previously granted to the Company’s employees. Total share-based award compensation expense recognized by the Company for the years ended

December 31, 2022, 2021 and 2020 was $1,694 thousand, $786 thousand and $188 thousand, respectively. The cost of each equity-classified award is based on the fair value as of the grant date. The cost of each liability-classified award is based on the fair value at the grant date, subsequently remeasured at each reporting date until the date of settlement. Share-based award expense is recognized on a straight-line basis over the service periods. The expense recognized reflects the number of awards that are ultimately expected to vest based on service.

During 2022, the Company elected to cancel and convert outstanding RSUs held by 91 of the Company's employees into the right to receive cash payments (each, an “RSU Payment”) on the date which the RSU award would otherwise become vested in accordance with the vesting schedule applied to such award immediately prior to cancellation of the award. The cancellation of the equity-classified awards resulted in a reduction to Net Parent company investment and share-based expense of $171 thousand. The conversion to RSU Payments, which are liability-classified awards, resulted in an increase to Accrued liabilities and shared-based award expense of $474 thousand. The incremental compensation cost resulting from the modification of the RSUs was immaterial. As of December 31, 2022, the accrued liability for the cash awards was $1,603 thousand.

Each RSU Payment is a liability-classified award, which will (i) be in amount equal to (x) the number of shares of H-D's common stock subject to such RSU award that would have otherwise become vested on the applicable RSU vesting date in accordance with the applicable RSU vesting schedule, multiplied by (y) the closing trading price of a share of H-D's common stock on such RSU vesting date and (ii) be paid to the applicable employee of the Company on or within 30 days following the applicable RSU vesting date, subject to and conditioned upon such employee's continued employment or service as applicable, to the Company through the applicable vesting date.

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	—	$—
Awards transferred to cash payment	76	$33
Granted	44	$43
Vested	(36)	$36
Forfeited	(11)	$37
Nonvested, end of period	73	$38

As of December 31, 2022, there was $1,941 thousand of unrecognized compensation cost related to liability-classified awards, net of estimated forfeitures, that is expected to be recognized over a weighted-average period of 1.14 years.

The total income tax benefit associated with share-based compensation recorded in the Company's Consolidated statements of operations and comprehensive loss was $670 thousand for the year ended December 31, 2022 and zero for both the years ended December 31, 2021 and 2020.
16. Related Party Transactions
In connection with the Business Combination, we entered into a number of agreements with H-D to govern the Separation and provide a framework for the relationship between the parties going forward pursuant to which we and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the Separation include:
Transition Services Agreement
On September 26, 2022, we entered into a Transition Services Agreement with H-D (the “Transition Services Agreement”) pursuant to which H-D provides to us various services and support on a transitional basis to allow LiveWire to develop the capability to support ourselves or to engage a third-party provider to provide those services and support.

The charges for the services are on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services). The services generally commenced on the date of the Separation and are intended to terminate between six and twelve months of the date of the Separation. We generally have the ability to (i) extend the term that a service is provided for by up to six months, subject to a maximum aggregate service term of 18 months; and (ii) terminate any or all services early subject to a 45-day notice period. H-D has the right to terminate the Transition Services Agreement for our non-payment of charges.
Master Services Agreement
On September 26, 2022, we entered into a Master Services Agreement with H-D (the “Master Services Agreement”) pursuant to which H-D provides us with certain services that we do not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, and safety investigation, as we may request from time to time. The Master Services Agreement which contemplates that each of the services is set forth in a separate, mutually agreed upon statement of work. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any statement of work may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services are on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services).
Contract Manufacturing Agreement
On September 26, 2022, we entered into a Contract Manufacturing Agreement with H-D (the “Contract Manufacturing Agreement”) pursuant to which H-D provides contract manufacturing and procurement services to us for the products in our LiveWire platform, as well as future anticipated platforms. H-D is our exclusive manufacturer for these platforms for five years from the date that H-D begins manufacturing the relevant platform (and five years from the Separation for the LiveWire platform). Following this exclusivity period, we may terminate the agreement for one or more products within the relevant platform upon two years’ notice, subject to payment of certain termination charges (which are intended to compensate H-D for its capital investment and other sunken costs). The Contract Manufacturing Agreement may also be terminated, in whole or part, by either party upon the other party’s material, uncured breach, inability to perform its obligations for more than six months due to a force majeure event, bankruptcy or insolvency, or change of control.

Beginning for calendar year 2024, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up on H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.
During the period subsequent to the Business Combination, the Company purchased $1,935 thousand of inventory from H-D, all of which was payable as of December 31, 2022.

Joint Development Agreement

On September 26, 2022 we entered into a Joint Development Agreement with H-D (the “Joint Development Agreement”) pursuant to which the parties may agree to engage in joint development projects, which would be set forth in one or more mutually agreed project work statements. The Joint Development Agreement remains in effect until we and H-D mutually agree to terminate it and can be terminated earlier by either party upon the other party’s material, uncured breach.

Under the Joint Development Agreement, H-D is required to notify us of any development projects for H-D’s business that are primarily related to electric vehicles, and we have the right to make a proposal with respect to the joint development of such a project. The parties will discuss in good faith whether or not it is beneficial for the parties to enter into a joint development project with respect to such project. If H-D engages in any development projects that are primarily related to electric vehicles and fails to consult with us so that we can make a proposal with respect such potential project, then the intellectual property developed pursuant to such H-D development project will be owned and licensed in accordance with the default intellectual property terms of the agreement (described below). Unless we and H-D agree otherwise for a particular project, each party bears its own costs and expenses in connection with each project under the Joint Development agreement.

Unless otherwise mutually agreed for a particular project under the Joint Development Agreement, we own project intellectual property relating exclusively to electric vehicles and H-D owns all other project intellectual property. Each party is granted a perpetual license to use the project intellectual property in connection with that party’s products, which, for us, are limited to two-, three- or four-wheeled electric vehicles, related parts and accessories and electric vehicle systems.

Tax Matters Agreement

On September 26, 2022, LiveWire entered into a Tax Matters Agreement with H-D (the “Tax Matters Agreement”). The Tax Matters Agreement sets forth the principles and responsibilities regarding the allocation of taxes, adjustments with respect to taxes, preparation of tax returns, tax audits and certain other tax matters that affect LiveWire and H-D in the event LiveWire or any of its subsidiaries become members of any of H-D’s consolidated, combined, unitary and other similar groups for federal, state or local income tax purposes (or LiveWire has certain income, gain, loss and deduction included in the tax returns of such groups). LiveWire and its subsidiaries are currently members of H-D’s consolidated, combined, unitary and other similar groups for federal, state and local income tax purposes.

With respect to U.S. federal income tax returns for any taxable period in which LiveWire (or any of its subsidiaries) are included in H-D’s consolidated group for U.S. federal income tax purposes, the amount of taxes to be paid by us is generally determined, subject to certain adjustments, as if LiveWire and each of its subsidiaries filed its own separate consolidated federal income tax return (LiveWire’s “separate federal tax liability”). With respect to state and local income tax returns for any taxable period in which LiveWire or any of its subsidiaries are included in H-D’s combined, consolidated or unitary group for state or local income tax purposes, the amount of taxes to be paid by LiveWire is determined, subject to certain adjustments using principles analogous to the principles used to compute LiveWire’s separate federal tax liability, as if LiveWire and each of its subsidiaries included in such combined, consolidated or unitary group filed its own combined, consolidated or unitary group state or local income tax return.

LiveWire’s inclusion in H-D’s consolidated group may result in H-D utilizing certain tax attributes that LiveWire generates, including net operating losses, and LiveWire will receive no compensation from H-D for the use of such attributes.

The Tax Matters Agreement applies as of the closing of the Business Combination, which is the date that H-D’s ownership of LiveWire met the applicable minimum threshold required to file either a combined return or a consolidated return and will remain in effect unless the parties agree in writing to terminate the agreement. Notwithstanding any termination of the Tax Matters Agreement, the agreement will continue in effect with respect to any payment or indemnification due for all taxable periods prior to the termination during which the Tax Matters Agreement was in effect.
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
For the period subsequent to the Business Combination, there were $3,485 thousand in expenses associated with services rendered in conjunction with the various service agreements with H-D identified above, which are presented within Selling, administrative and engineering on the Consolidated statements of operations and comprehensive loss. As of December 31, 2022, there is $5,733 thousand due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets. Of the amount outstanding to H-D, $1,942 thousand is associated with inventory purchased under the Contract Manufacturing Agreement and $3,791 thousand is associated with services under the various Separation Agreements with H-D.
Financing from Business Combination
The Business Combination resulted in net proceeds of approximately $293.7 million from related parties as described in Note 4, Business Combination. The Business Combination further resulted in adjustments for assets and liabilities, and the related currency translation adjustments, which will remain with H-D in accordance with the separation agreement. As of the year ended December 31,2022 the adjustments resulted in a net increase of $5,183 thousand to Additional paid-in capital. For additional information around the Business Combination, refer to FN 4 Business Combination.
Other transactions
Sales of electric motorcycles and related products to independent dealers are primarily financed through HDFS, a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of December 31, 2022, there is $388 thousand due from HDFS, which is presented as Accounts receivable from related party on the Consolidated balance sheets.
During the period subsequent to the Business Combination, the Company recorded $141 thousand in related party sales between the Company and H-D with $100 thousand in cost of sales. All sales were for the STACYC segment who sells balance bikes to H-D dealers. As of December 31, 2022, there is $137 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets.

On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. This was classified as an operating lease and resulted in balances of $398 thousand, $140 thousand, and $258 thousand for right of use asset, short term lease liability, and long term lease liability, respectively, in the Consolidated balance sheets as of December 31, 2022. In addition, the Company incurred $45 thousand in rent expense for period subsequent to the Business Combination, which is included within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated financial statements were derived from the Consolidated financial statements and accounting records of H-D. The following disclosure summarizes activity between the Company and H-D prior to the Business Combination.
Allocation of Expenses and Related Party Activity Prior to the Separation
Prior to the Business Combination, certain costs have been allocated to the Company and are reflected as expenses in the Consolidated statements of operations and comprehensive loss. The Company considers the allocation methodologies used to be reasonable, such that the allocations appropriately reflect H-D’s historical expenses attributable to the Company for purposes of the Consolidated financial statements. However, the expenses reflected in the Consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had historically operated as a stand-alone independent entity.
Manufacturing cost of sales
The Company’s electric motorcycles are produced in manufacturing facilities shared with H-D. Certain costs of goods sold for shared facilities and shared manufacturing of $3,402 thousand, $4,442 thousand and $4,536 thousand for the period prior to the Business Combination, and the twelve months ended December 31, 2021 and 2020, respectively, were specifically identified or allocated, mainly based on standard cost of production.
Operating expense allocation
H-D provided technology support, marketing, engineering, shared assets, finance, and other corporate and administrative services such as treasury, human resources, and legal, to the Company. These expenses of $2,702 thousand, $2,166 thousand and $6,454 thousand for the period prior to the Business Combination, and the twelve months ended December 31, 2021 and 2020, respectively, have been allocated to the Company and are included in Selling, administrative and engineering expense in the Consolidated statements of operations and comprehensive loss, where direct assignment of costs incurred by H-D was not possible or practical. These costs were allocated using related drivers associated with the nature of the business, such as gross revenue and wholesale motorcycle shipments. As a result, the allocations of these costs will fluctuate based on changes in these drivers. Other cost allocation metrics, such as headcount and square footage, were not deemed appropriate given the Company’s reliance on facilities and personnel that are shared with H-D.
Cash management and financing
Prior to the Business Combination, the Company’s treasury function was maintained by H-D. Accordingly, no cash, cash equivalents, or marketable securities have been attributed to the Consolidated financial statements, except for certain cash accounts. Certain cash accounts and the notes payable to related party are retained by the Company because they were legally held by the Company. H-D utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management approach, H-D provided funds to the Company.
Cash transfers from H-D related to services and funding for operations provided by H-D were $59,051 thousand, $85,493 thousand and $56,176 thousand for the nine months ended September 25, 2022 and years ended December 31, 2021 and 2020, respectively. Net contributions from H-D are included within Net Parent company investment in the Consolidated statements of shareholders' equity.

	For the 9 months ended	For the 12 months ended	For the 12 months ended
Net contribution from H-D reconciliation to transfers from H-D	September 25, 2022	December 31, 2021	December 31, 2020
Net contribution from H-D	$79,922	$86,279	$57,562
Settlement of notes payable to related party and accrued interest	(21,610)	—	—
Transfer of assets to H-D	568	—	—
Net change in unbenefited losses remaining with H-D	—	—	(1,198)
Stock compensation expense	171	(786)	(188)
Transfers from H-D per cash flow statement	$59,051	$85,493	$56,176
Notes payable to related party on the Consolidated balance sheets related to three lines of credit agreements with H-D, two of which were entered into on December 23, 2020 and the third was entered into on July 6, 2021. There were no financial covenants associated with these lines of credit. Each of these agreements allowed for earlier payment on demand of H-D in the event of default. All three lines of credit were repaid prior to the Business Combination.
The Company’s first line of credit agreement had a maximum borrowing limit of $5,000 thousand with an interest rate of 6.6%. This line of credit was amended and restated on December 22, 2021. The Company had no outstanding amounts under this line of credit at December 31, 2021.
The Company’s second line of credit agreement had a maximum borrowing limit of $10,000 thousand with an interest rate of 6.6%. This line of credit agreement limited the use of proceeds to the payment of contingent consideration related to the Company’s purchase agreement for the acquisition of STACYC on March 4, 2019. The Company had $5,333 thousand outstanding under this line of credit at December 31, 2021.
The Company’s third line of credit agreement had a maximum borrowing limit of $60,000 thousand with an interest rate of 6.6%. This line of credit was amended and restated on December 22, 2021. The Company had $100 thousand outstanding under this line of credit at December 31, 2021.
The Notes payable to related party presented on the Consolidated balance sheets included the following accrued interest amounts (in thousands):

	For the 12 months ended	For the 12 months ended
	December 31, 2022	December 31, 2021
Current portion of notes payable to related party	$—	$3
Long-term portion of notes payable to related party	—	366
	$—	$369
Interest paid on the notes payable to related party was $0 thousand, $59 thousand and $51 thousand for the for the nine months ended September 25, 2022, and the twelve months ended December 31, 2021 and 2020, respectively. All related party notes payable were not in default as of December 31, 2022, December 31, 2021 and December 31, 2020.
During the twelve months ended December 31, 2022, the Company borrowed $15,333 thousand under the lines of credit agreements prior to their final settlement on June 24, 2022. Pursuant to the Separation Agreement, H-D elected to settle all notes payable to related party outstanding as of June 24, 2022, including accrued interest, through capital contribution and without any cash being exchanged between the Company and H-D. The settlement included the principal amount and accrued interest of $20,766 thousand and $844 thousand, respectively. The capital contribution to settle the notes payable and accrued interest increased the Net Parent company investment on the Consolidated balance sheets.

17. Reportable Segments and Geographic Information

The Company operates in two segments: Electric Motorcycles and STACYC. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Company’s products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealer and through online sales, primarily in the United States.

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids. The STACYC segment also sells electric balance bike parts, accessories and apparel. STACYC products are in the U.S., Canada, Australia and Europe. The STACYC segment products are sold through independent retail partners in the U.S., including powersports dealers, H-D dealers, bicycle retailers and direct to consumer online. In Australia and Europe, STACYC sells its products through independent distributors.

Prior to the Business Combination, the Company had one operating and reportable segment, based upon the manner in which H-D monitored and managed the business. Subsequent to the Business Combination based upon management reporting changes, including reviewing the financial information of the two businesses separately, the Company assessed that it has two operating and reporting segments. As a result, Electric Motorcycles and STACYC were reported as separated reportable segments. The Company has restated its historical segment results below based on the new segment determination.

Selected segment information is set forth below for the years ended December 31, (in thousands):

	2022	2021	2020
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$13,999	$9,705	$14,319
Cost of goods sold	23,268	22,006	45,742
Selling, administrative and engineering expense	79,836	57,996	43,033
Operating loss	(89,105)	(70,297)	(74,456)
STACYC
Electric balance bikes, parts and accessories and apparel revenue, net	32,834	26,101	16,544
Cost of goods sold	20,661	16,374	10,077
Selling, administrative and engineering expense	8,023	7,612	9,066
Operating income (loss)	4,150	2,115	(2,599)
Operating loss	$(84,955)	$(68,182)	$(77,055)

Additional segment information is set forth below as of December 31, (in thousands):

	Electric Motorcycles	STACYC	Consolidated
2022:
Assets	$323,108	$28,697	$351,805
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$3,882	$519	$4,401
Capital expenditures	$14,081	$—	$14,081
2021:
Assets	$38,762	$23,190	$61,952
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$4,220	$498	$4,718
Capital expenditures	$9,792	$159	$9,951
2020:
Assets	$31,627	$20,113	$51,740
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$3,399	$543	$3,942
Capital expenditures	$3,210	$33	$3,243

Customer Information - For the years ended December 31, 2022, 2021 and 2020, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 33%, 17%, and 12% for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in the STACYC segment.

Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2022	2021	2020
Revenue, net (1):
United States	$36,256	$24,633	$21,462
International	10,577	11,173	9,401
	$46,833	$35,806	$30,863
Long-lived assets(2):
United States	$31,567	$17,894	$11,860
International	—	—	—
	$31,567	$17,894	$11,860
(1)Revenue is attributed to geographic regions based on location of customer.
(2)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

18. Restatement of Unaudited Interim Financial Statements

During finalization of the Company’s 2022 Consolidated financial statements, the Company discovered that it had prematurely recognized revenue related to deliveries to a customer of STACYC electric balance bikes without batteries, which were shipped separately a short time later. As a result, the Company had prematurely recognized revenue during financial reporting periods prior to the completion of the Business Combination on those semi-finished units at the time of delivery of the bikes in the first and second quarters of 2022, respectively, with a related understatement of revenue in the third quarter of 2022. The batteries were completely delivered by the end of the third quarter of 2022, which was required for the Company to be able to recognize revenue for the bikes as a finished unit.

On February 22, 2023, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with members of the Company’s management, concluded that the Company’s previously issued unaudited quarterly financial statements for the three months ended March 27, 2022, the three and six months ended June 26, 2022, and the three months ended September 25, 2022 should no longer be relied upon due to the premature revenue recognition error in those financial statements. The correction of these errors and the restatement adjustments for these changes to the Company’s previously issued Consolidated financial statements are shown in the table below, collectively the “Restatement.” Amounts depicted with the title "As Restated" throughout this footnote include the impact of the Restatement.

Impact of the Restatement

A reconciliation from the previously issued financial statements to the restated amounts as of March 27, 2022, and for the three months ended March 27, 2022, as of June 26, 2022, and for the three and six months ended June 26, 2022, and for the three months and nine months ended September 25, 2022 is included below. The Company’s previously issued financial statements are labeled as “As Previously Reported” in the tables below. The amounts labeled “Adjustment” represent the effects of this restatement described below. Also included in the amounts labeled “Adjustment” are the correction of certain other previously identified immaterial adjustments as of March 27, 2022, and for the three months ended March 27, 2022, as of June 26, 2022, and for the three and six months ended June 26, 2022, as of September 25, 2022, and for the three and nine months ended September 25, 2022. The effects of the Restatement did not impact the Company’s reported revenue or cash flow for the nine months ended September 25, 2022, as a result of the premature recognition of revenue.

The impacts of the premature revenue recognition are reflected in the restatement tables below as indicated by reference (a) throughout this note. The Company also corrected previously uncorrected misstatements that were not material, individually or in the aggregate, in the Restatement, which were only recorded in conjunction with correcting the misstatement related to the premature revenue recognition discussed above. The impacts of other adjustments are reflected in the restatement tables below as indicated by reference (b) throughout this note.

Description of Misstatements

An error was identified with respect to the application of the Company’s revenue recognition accounting policy within the STACYC segment for which the Company prematurely recognized revenue before the performance obligation to a certain customer was fully satisfied, resulting in revenue being recognized in the improper period. For this customer, there were two shipments of goods to fulfill the performance obligation, with lag time in between the shipments. The goods included within the separate shipments are not considered to be “distinct” individually under ASC 606, Revenue from Contracts with Customers, and were determined to be a single performance obligation. During certain periods in 2022, the Company delivered bikes to this customer without the associated batteries, which were required to be delivered in order for the Company to fulfill its performance obligation and recognize revenue for the sale of the bikes. The shipping delays associated with the batteries resulted in an overstatement of Revenue, net and related Cost of goods sold of $1,013 thousand and $640 thousand for the first quarter of 2022, respectively, $1,742 thousand and $1,047 thousand for the second quarter of 2022, respectively, and a corresponding understatement of Revenue, net and related Cost of goods sold of $2,755 thousand and $1,687 thousand for the third quarter of 2022, respectively, when the batteries were completely delivered and therefore the revenue recognition criteria for the bikes were satisfied. The Restatement adjusts Revenue, net and the related Cost of goods sold between interim periods to properly reflect revenue recognition in the period in which the performance obligation was fulfilled. For the nine months ended September 25, 2022, there was no change to the Company’s total reported Revenue, net, Cost of goods sold, or cash flow.

Effects of adjustments on the restated unaudited interim financial statements

The tables below show the effects of correction of the above mentioned adjustments in the Company’s previously issued unaudited quarterly financial statements. The tax effect of the restated adjustments was de minimis for the 2022 quarterly interim periods. The impact on the interim Consolidated statements of cash flows has resulted in reclassifications within the operating activities for all periods presented and no impact to total operating activities within the interim Consolidated statements of cash flows.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands) (Unaudited)
For the three months ended March 27, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Revenue, net	$11,414	$(1,013)	a	$10,401
Cost of goods sold	$10,488	$(140)	a,b	$10,348
Selling, administrative and engineering expense	$16,112	$(360)	b	$15,752
Operating loss	$(15,186)	$(513)	a,b	$(15,699)
Loss before income taxes	$(15,398)	$(513)	a,b	$(15,911)
Net loss	$(15,466)	$(513)	a,b	$(15,979)
Comprehensive loss	$(15,566)	$(513)	a,b	$(16,079)

CONSOLIDATED BALANCE SHEETS (in thousands) (Unaudited)
As of March 27, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Accounts receivable, net	$9,379	$(858)	a	$8,521
Inventories, net	$17,703	$640	a	$18,343
Total current assets	$42,358	$(218)	a	$42,140
Property, plant and equipment, net	$19,466	$134	b	$19,600
Total assets	$75,756	$(84)	a,b	$75,672
Accrued liabilities	$13,595	$(70)	a,b	$13,525
Total current liabilities	$40,738	$(70)	a,b	$40,668
Total liabilities	$52,845	$(70)	a,b	$52,775
Net Parent company investment	$22,866	$(14)	a,b	$22,852
Total shareholders’ equity	$22,911	$(14)	a,b	$22,897
Total liabilities and shareholders’ equity	$75,756	$(84)	a,b	$75,672

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands) (Unaudited)
For the three months ended June 26, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Revenue, net	$14,248	$(1,742)	a	$12,506
Cost of goods sold	$14,699	$(1,803)	a,b	$12,896
Selling, administrative and engineering expense	$19,169	$(203)	b	$18,966
Operating loss	$(19,620)	$264	a,b	$(19,356)
Loss before income taxes	$(19,747)	$264	a,b	$(19,483)
Net loss	$(19,842)	$264	a,b	$(19,578)
Comprehensive loss	$(19,836)	$264	a,b	$(19,572)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands) (Unaudited)
For the six months ended June 26, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Revenue, net	$25,662	$(2,755)	a	$22,907
Cost of goods sold	$25,187	$(1,943)	a,b	$23,244
Selling, administrative and engineering expense	$35,281	$(563)	b	$34,718
Operating loss	$(34,806)	$(249)	a,b	$(35,055)
Loss before income taxes	$(35,145)	$(249)	a,b	$(35,394)
Net loss	$(35,308)	$(249)	a,b	$(35,557)
Comprehensive loss	$(35,402)	$(249)	a,b	$(35,651)

CONSOLIDATED BALANCE SHEETS (in thousands) (Unaudited)
As of June 26, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Accounts receivable, net	$5,339	$(1,658)	a	$3,681
Inventories, net	$25,834	$1,687	a	$27,521
Total current assets	$39,445	$29	a	$39,474
Property, plant and equipment, net	$22,817	$249	b	$23,066
Total assets	$76,929	$278	a,b	$77,207
Accrued liabilities	$13,353	$784	a,b	$14,137
Total current liabilities	$33,102	$784	a,b	$33,886
Total liabilities	$39,038	$784	a,b	$39,822
Net Parent company investment	$37,840	$(506)	a,b	$37,334
Total shareholders’ equity	$37,891	$(506)	a,b	$37,385
Total liabilities and shareholders’ equity	$76,929	$278	a,b	$77,207

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands) (Unaudited)
For the three months ended September 25, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Revenue, net	$11,953	$2,755	a	$14,708
Cost of goods sold	$11,800	$1,943	a,b	$13,743
Selling, administrative and engineering expense	$22,111	$(123)	b	$21,988
Operating loss	$(21,958)	$935	a,b	$(21,023)
Loss before income taxes	$(21,882)	$935	a,b	$(20,947)
Net loss	$(21,878)	$935	a,b	$(20,943)
Comprehensive loss	$(21,938)	$935	a,b	$(21,003)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands) (Unaudited)
For the nine months ended September 25, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Selling, administrative and engineering expense	$57,392	$(686)	b	$56,706
Operating loss	$(56,764)	$686	b	$(56,078)
Loss before income taxes	$(57,027)	$686	b	$(56,341)
Net loss	$(57,186)	$686	b	$(56,500)
Comprehensive loss	$(57,340)	$686	b	$(56,654)

CONSOLIDATED BALANCE SHEETS (in thousands) (Unaudited)
As of September 25, 2022
	As Previously Reported	Adjustments	Adjustment Reference	As Restated
Property, plant and equipment, net	$26,111	$383	b	$26,494
Total assets	$182,379	$383	b	$182,762
Accrued liabilities	$15,538	$(303)	b	$15,235
Total current liabilities	$134,255	$(303)	b	$133,952
Total liabilities	$139,872	$(303)	b	$139,569
Net Parent company investment	$42,516	$686	b	$43,202
Total shareholders’ equity	$42,507	$686	b	$43,193
Total liabilities and shareholders’ equity	$182,379	$383	b	$182,762

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes are in accordance with U.S. GAAP. Based on that evaluation, and as a result of the material weakness in our internal control over financial reporting as described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

As a result of the identified material weakness described below, we performed additional analysis and other post-closing procedures intended to assess whether our consolidated financial statements, including restatements of previous unaudited interim periods, and the related notes thereto included in this Annual Report on Form 10-K fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended in such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

During finalization of the Company’s 2022 Consolidated financial statements, the Company discovered that it had prematurely recognized revenue related to deliveries to a customer of STACYC electric balance bikes without batteries, which were shipped separately a short time later. As a result, the Company had prematurely recognized revenue during financial reporting periods prior to the completion of the Business Combination on those semi-finished units at the time of delivery of the bikes in the first and second quarters of 2022, respectively, with a related understatement of revenue in the third quarter of 2022. The batteries were completely delivered by the end of the third quarter of 2022, which was required for the Company to be able to recognize revenue for the bikes as a finished unit.

On February 22, 2023, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), in consultation with members of the Company’s management, concluded that the Company’s previously issued unaudited quarterly financial statements for the three months ended March 27, 2022, the three and six months ended June 26, 2022, and the three months ended September 25, 2022 should no longer be relied upon due to the premature revenue recognition error in those financial statements. For the nine months ended September 25, 2022, there was no impact to the Company’s reported revenue or cash flow, as a result of the premature recognition of revenue. The Company concluded it has a material weakness in its internal control over financial reporting, as the design of controls to correctly recognize revenue and the related cost of goods sold at the STACYC segment in accordance with GAAP were ineffective.

The material weakness in the Company’s internal control over financial reporting, which remained unremediated as of the filing of this Annual Report on Form 10-K, resulted in material errors not being detected timely within the Company’s unaudited interim financial statements for the three months ended March 27, 2022, the three and six months ended June 26, 2022 and the three months ended September 25, 2022, all of which are being restated within this Annual Report on Form 10-K for the year ending December 31, 2022. See further detail in Note 18, Restatement of Unaudited Interim Financial Statements, for further details of the Restatement.

We are continuing to develop and implement our remediation plan to strengthen the effectiveness of the design and operation of our internal control environment as discussed in greater detail under the caption entitled “Remediation Efforts” below. Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our Consolidated balance sheets, Consolidated statements of operations and comprehensive loss, Consolidated statements of shareholders’ equity, and Consolidated statements of cash flows for the periods presented.

Remediation Efforts

The Company has identified and begun to implement several steps, as further described below, designed to remediate the foregoing material weakness and to enhance the Company’s overall control environment. The Company will not consider the material weakness remediated until its enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

To remediate this material weakness, the Company has begun requiring one shipment for all complete electric balance bikes to satisfy the performance obligation, with any exceptions requiring review by the Chief Accounting Officer and/or the Chief Financial Officer for appropriate accounting under GAAP. Additionally, the Company is enhancing its control structure over the STACYC segment and implementing a control to require all material changes to business operations and new or amended contracts to be reviewed by the Chief Accounting Officer and/or the Chief Financial Officer for accounting impacts in accordance with GAAP. The Company is also enhancing its controls related to the review of material, manual journal entries to ensure the review is being completed by the appropriate level of management for assessment of accounting impacts in accordance with GAAP.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional or amended remediation steps will be necessary. As such, as the Company will continue to evaluate and implement its plan to remediate the material weakness, its management may decide to take additional measures to address the material weakness or modify the remediation steps described above. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, the Company plans to continue to perform additional analyses and other procedures to help ensure that its consolidated financial statements are prepared in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination, and our management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2022.

Attestation Report of Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 by the Company's registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission for new public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of implementing the remediation efforts noted above, which are being implemented subsequent to December 31, 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers as of the date of this Annual Report are as follows:

Name	Age*	Position
Executive Officers:

Jochen Zeitz	59	Chair, Chief Executive Officer and Director
Ryan Morrissey	46	President
Tralisa Maraj	47	Chief Financial Officer
Amanda Parker	41	Chief Legal Officer
Jon Carter	38	Chief Accounting Officer

Non-Employee Directors:

William Cornog	58	Director
John Garcia	66	Director
Gina Goetter	45	Director
Kjell Gruner	55	Director
Glen Koval	48	Director
Edel O’Sullivan	43	Director

*As of February 21, 2023.

Executive Officers

Jochen Zeitz is our Chief Executive Officer and Chairman of the Board. Mr. Zeitz has been a director of Harley-Davidson since 2007 and served as its Acting President and Chief Executive Officer from February 2020 until May 2020, when he was appointed as H-D’s President and Chief Executive Officer. Mr. Zeitz has served as H-D’s Chairman of the Board since February 2020. Mr. Zeitz served as Chairman and Chief Executive Officer of the sporting goods company PUMA AG from 1993 to 2011. He was also PUMA’s Chief Financial Officer from 1993 to 2005. Mr. Zeitz served as a director of luxury goods company Kering (formerly PPR) from 2012 to 2016. He was a member of Kering’s Executive Committee and Chief Executive Officer of its Sport & Lifestyle division from 2010 to 2012. Mr. Zeitz is an Advisor and Board Member of the Cranemere Group Limited and co-founded The B Team with Sir Richard Branson. He is also the Founder and Chairman of the ZEITZ foundation, Founder of Segera Conservancy and The Long Run, and Co-Founder of the Zeitz Museum of Contemporary Art Africa (Zeitz MOCAA) in Cape Town, which preserves and exhibits contemporary art from Africa and its diaspora. We believe Mr. Zeitz is qualified to serve as Chair and a Director due to his extensive experience restructuring and transforming companies, experience as a public director and leader in the motorcycle and lifestyle brand industries.

Ryan Morrissey is our President. Prior to joining LiveWire, Mr. Morrissey was Chief Electric Vehicle Officer of H-D from early 2020 to March 2022, leading the establishment of the EV division and the launch of the LiveWire brand. Prior to H-D, Mr. Morrissey served as a Senior Partner and Head of the Americas Automotive & Mobility practice at Bain & Company. In fifteen years with the management consulting firm’s strategy, industrials and technology practices, he advised corporate clients and financial investors on growth, M&A and technology transformations. He served leading original equipment manufacturers in the automotive, agriculture, aerospace and powersports industries on electrification, connected vehicles, autonomous driving, and services strategy. He also led Bain’s collaboration with the World Economic Forum on digital business models. His expertise in sustainable technologies dates back to the early years of his career, working on the product and commercial teams at Lutron Electronics to develop and market smart building technologies and energy management systems. Mr. Morrissey holds a Bachelor of Science degree from Lafayette College where he studied Mechanical Engineering and Finance and an MBA from MIT.

Tralisa Maraj is our Chief Financial Officer. Ms. Maraj has served as Chief Financial Officer of LiveWire since summer 2022. Prior to joining LiveWire, Ms. Maraj was Chief Financial Officer of CGX Energy Inc. from January 2012 to November 2021. Before joining CGX Energy Inc., Ms. Maraj held the role of Corporate Controller at Remora Energy from October 2009 to October 2011. Prior to this, Ms. Maraj spent a total of 14 years at PricewaterhouseCoopers from September 1995 to October 2009 with her last position being that of Senior Manager. Ms. Maraj is a Charted Accountant under the Association of Chartered Certified Accountants in the UK and CPA licensed in the State of Texas.

Amanda Parker is our Chief Legal Officer. Ms. Parker has served as Chief Legal Officer of LiveWire since late summer 2022. Prior to joining LiveWire, Ms. Parker was General Counsel and Corporate Secretary of Loram Maintenance of Way, Inc. Before joining Loram Maintenance of Way, Inc., Ms. Parker was General Counsel, Chief Development Officer and Corporate Secretary of Regis Inc. from 2018 to 2021. Before joining Regis Inc., Ms. Parker served as Assistant General Counsel and Senior Attorney at Polaris Industries, Inc. from 2014 to 2017. Before joining Polaris Industries, Inc. Ms. Parker served as Commercial Director at Cargill, Incorporated from 2013 to 2014 and Attorney at Cargill, Incorporated from 2008 to 2013. Ms. Parker began her law practice at Briggs & Morgan, PA in Minneapolis. Ms. Parker holds a JD from the University of Minnesota Law School, an MBA in Finance from the Carlson School of Business at the University of Minnesota, and a BA in Criminal Justice from American University in Washington, DC.

Jon Carter is our Chief Accounting Officer. Mr. Carter has served as Chief Accounting of LiveWire since May 2022. Prior to joining LiveWire, Mr. Carter held several positions at US Foods from July 2018 to April 2022, including Vice President and Assistant Corporate Controller. Before joining US Foods, Mr. Carter held several positions at Cenveo, Inc. from November 2013 to June 2018, including Assistant Corporate Controller. Mr. Carter began his career at KPMG, LLP and holds a Bachelors Degree in Accounting from Simpson College. Mr. Carter is a CPA licensed in the State of Iowa.

Non-Employee Directors

William L. Cornog has served on the Board since September 2022 and is the former head of KKR Capstone (2002-2022), the portfolio operations team of KKR & Co. In addition to leading Capstone, Mr. Cornog chaired KKR’s Portfolio Management Committees for the Americas, Europe, Asia, Infrastructure, Impact & Technology Growth and was a member of the Investment & Distribution and Valuation Committees. Prior to joining KKR, Mr. Cornog was with Williams Communications Group as the Senior Vice President and General Manager of Network Services. Prior to that, Mr. Cornog was a partner at The Boston Consulting Group and also worked at Age Wave Communications and SmithKline Beckman Corporation (GSK). Mr. Cornog currently is a board member at Channel Control Merchants, which is a KKR portfolio company, and Brightview Holdings, Inc. (NYSE: BV), a publicly traded company controlled by KKR. Mr. Cornog is Chairman of the Board at Channel Control Merchants and is Chairman of the audit committee and the conflicts committee of LiveWire. Private company and philanthropic boards include Griffin Highline, Blue Crow Sports Group, and The Knight Campus at the University of Oregon. Mr. Cornog earned a B.A. from Stanford University and an M.B.A. from Harvard Business School.

Dr. John Garcia has served on the Board since September 2022 and is the Executive Chairman of AEA Investors LP. Dr. Garcia joined AEA in 1999 as a Partner and Head of AEA Investors LP’s then newly formed European operations based in London. In 2002, Dr. Garcia became President of AEA Investors LP while continuing to head European operations and lead AEA Investors LP’s global Value-Added Industrial Products and Specialty Chemicals teams. In 2006, Dr. Garcia also became Chief Executive Officer of AEA Investors LP, during which time he was responsible for all operational aspects of AEA including fundraising, investment review process, growth and strategy and operations. Dr. Garcia was also named Chairman of AEA Investors LP in 2012 and in 2019, in connection with relinquishing the title of Chief Executive Officer, he became the Executive Chairman. As Executive Chairman, Dr. Garcia remains responsible for AEA’s investment review process. Since 1999, under his leadership, AEA has made over 90 private equity investments totaling over $11 billion of invested capital. Dr.

Garcia was also instrumental in the creation of the AEA Private Debt Funds in 2005 and the AEA Small Business Funds in 2004. Dr. Garcia has served on the board of numerous AEA portfolio companies in addition to various other companies. Dr. Garcia serves as the chairman or member of the investment committee for the various private equity and private debt funds. Dr. Garcia has a long history of working together with family owned and entrepreneur-led businesses and investors to help them maximize their potential and meet their long term needs. Dr. Garcia earned a B.Sc. from the University of Kent, an M.A. and Ph.D. in Organic Chemistry from Princeton University, and an MBA from Wharton School of the University of Pennsylvania. We believe Dr. Garcia is qualified to serve as a director due to his significant management and business experiences.

Gina Goetter has served on the Board since September 2022. Ms. Goetter has been the Chief Financial Officer of H-D since September 2020. Ms. Goetter served as Senior Vice President Finance of the Prepared Foods Segment of multinational food company Tyson Foods, Inc. from 2019 to September 2020. From 2008 to 2018, Ms. Goetter held several leadership positions at multinational consumer foods manufacturer and marketer General Mills, Inc., including serving as Vice President, Financial Operations of the Meals & Baking Operating Unit from 2017 to 2019, Senior Finance Director of the Baking Operating Unit from 2015 to 2016, and CFO of the General Mills Canada segment from 2011 to 2015. Ms. Goetter holds a Bachelors of Applied Science from the University of Wisconsin-La Crosse and an MBA from Boston College. We believe Ms. Goetter is qualified to serve as a director due to her qualifications in business, finance and accounting, as well as to her extensive experience and leadership in a wide range of public companies.

Dr. Kjell Gruner has served on the Board since September 2022. Dr. Gruner has been the President and Chief Executive Officer of Porsche Cars North America since November 2020. Dr. Gruner served as the global Chief Marketing Officer of Porsche from September 2010 to October 2020. Dr. Gruner served as Director of Strategy Mercedes-Benz Cars during his tenure at Daimler AG from 2004 to 2010. Prior to that time he worked for Porsche and for the Boston Consulting Group (BCG). Dr. Gruner earned a Masters Degree from Karlsruhe Institute of Technology and a PhD scl in Marketing from WHU–Otto Beisheim School of Management. We believe Dr. Gruner is qualified to serve as a director due to his extensive automotive and brand strategy experience.

Glen Koval has served on the Board since September 2022. Mr. Koval has held several leadership positions at H-D since August 2001, including serving as Vice President of Engineering since January 2021, General Manager of Engineering from May 2020 to December 2020, Chief Engineer of EV Platform from January 2019 to April 2020 and Chief Engineer of Current Products from January 2017 to January 2019. Mr. Koval holds a Bachelor of Engineering from Marquette University and an MBA from Concordia University-Wisconsin. We believe Mr. Koval is qualified to serve as a director due to his decades of experience at H-D, his motorcycle product and engineering expertise, and his extensive knowledge of the motorcycle industry.

Edel O’Sullivan has served on the Board since September 2022. Ms. O’Sullivan has been the Chief Commercial Officer of H-D since March 2021. From 2007 to March 2021 Ms. O’Sullivan held several positions at Bain & Company, including serving as partner from 2016 to 2021. Ms. O’Sullivan served in the Financial Planning and Analysis of Procter & Gamble from 2002 to 2005. Ms. O’Sullivan holds a Bachelor’s degree in Chemical Engineering from the Universidad Simon Bolivar and an MBA from Harvard Business School. We believe Ms. O’Sullivan is qualified to serve as a director due to her significant management and business experiences.

Family Relationships

There are no family relationships between any of LiveWire’s executive officers and directors.

Independence of Directors

We adhere to the rules of the NYSE in determining whether a director is independent. The Board consults with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person that, in the opinion of the issuer’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). The parties have determined that William Cornog, John Garcia and Kjell Gruner are considered our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

The Board oversees the risk management activities designed and implemented by our management. The Board does not anticipate having a standing risk management committee, but rather executes its oversight responsibility both directly and through its standing committees. The Board also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, are primarily responsible for managing the risks associated with operation and business of the company and provide appropriate updates to the Board and the Audit and Finance Committee. The Board delegates to the Audit and Finance Committee oversight of its risk management process, and our other Board committees also consider risks as they perform their respective committee responsibilities. All board committees report to the Board as appropriate, including, but not limited to, when a matter rises to the level of a material or enterprise risk.

Board Committees

The Board has an Audit and Finance Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee, a Human Resources Committee and a Brand and Sustainability Committee, each of which has the composition and responsibilities described below.

Audit and Finance Committee Information

Our Audit and Finance Committee is responsible for, among other things:

•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing, with our independent registered public accounting firm, the scope and results of their audit;
•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;
•overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•reviewing our policies on risk assessment and risk management;
•reviewing related person transactions; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our Audit and Finance Committee consists of William Cornog, John Garcia and Kjell Gruner with William Cornog serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our Audit and Finance Committee be composed entirely of independent members. The Board has affirmatively determined that William Cornog, John Garcia and Kjell Gruner each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit and Finance Committee also meets the financial literacy requirements of NYSE listing standards. In addition, the Board has determined that William Cornog qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Board has adopted a written charter for the Audit and Finance Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Conflicts Committee

Our Conflicts Committee is responsible for, among other things, reviewing and approving:

•new material arrangements and transactions between H-D and us;
•changes to our organizational documents that involve conflicts between H-D and us;
•resolution of material disputes related to agreements between H-D and its affiliates on the one hand and us and our affiliates on another, including any material amendment, waiver, or enforcement action relating to any such agreements (including the Intellectual Property Licensing Agreement, Contract Manufacturing Agreement, Joint Development Agreement and the Master Services Agreement) and any other material operational matters between H-D and us;
•any amendment to the charter of the Conflicts Committee; and
•any sales of shares of Common Stock by H-D that are subject to an early price-based release under the Registration Rights Agreement.

Our Conflicts Committee is composed of William Cornog, John Garcia and Kjell Gruner, with William Cornog serving as chair. The Conflicts Committee is composed entirely of independent directors that the Board determined meet the independence requirements of the NYSE. The Board has adopted a written charter for the Conflicts Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee Information

Our Nominating and Corporate Governance Committee is responsible for, among other things:

•identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board as set forth in our corporate governance guidelines;
•annually reviewing the committee structure of the Board and recommending to the Board the directors to serve as members of each committee; and
•developing and recommending to the Board a set of corporate governance guidelines.

Our Nominating and Corporate Governance Committee consists of William Cornog, Kjell Gruner and Edel O’Sullivan with Edel O’Sullivan serving as chair. William Cornog and Kjell Gruner each qualify as “independent directors” under the NYSE rules. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Resources Committee

Our Human Resources Committee is responsible for, among other things:

•reviewing and approving, or recommending that the Board approve, the compensation of our Chief Executive Officer and other executive officers;
•making recommendations to the Board regarding director compensation; and
•reviewing and approving incentive compensation and equity-based plans and arrangements and making grants of cash-based and equity-based awards under such plans.

Our Human Resources Committee consists of William Cornog, John Garcia, and Gina Goetter with John Garcia serving as chair. John Garcia and William Cornog each qualify as “independent directors” under the NYSE rules. The Board has adopted a written charter for the Human Resources Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Brand and Sustainability Committee

Our Brand and Sustainability Committee is responsible for, among other things:

•monitoring consumer, market, industry, and macroeconomic trends, issues and concerns that could affect our brand relevance and its retail and go-to-market models, processes, resources, activities, strategies and other capabilities, and make recommendations to the Board and management regarding how we should respond to such trends, issues and concerns;
•monitoring the social, political, environmental, public policy, legislative and regulatory trends, issues and concerns that could affect our brand and sustainability models, processes, resources, activities, strategies and other capabilities, and make recommendations to the Board and management regarding how we should respond to social and environmental trends, issues and concerns to more effectively achieve its brand and sustainability goals;
•considering and advising management on high-leverage aspects of our brand and our go-to-market strategies to rapidly improve its brand relevance, retail prowess and new customer creation in the near term, while building strong leadership and company capabilities in these areas for the long term;
•assisting management in setting strategy, establishing goals and integrating brand, social and environmental shared value creation and inclusion into daily business activities across our business, consistent with sustainable growth;
•reviewing new technologies and other innovations that will permit us to achieve sustainable growth without growing our environmental impact; and
•considering the impact that our sustainability policies, practices and strategies have on employees, customers, dealers, suppliers, the environment and the communities in which we operates.

Our Brand and Sustainability Committee is composed of Kjell Gruner, Glen Koval and Edel O’Sullivan, with Kjell Gruner serving as chair. The Board has adopted a written charter for the Brand and Sustainability Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Guidelines for Selecting Director Nominees

The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee charter, generally provide that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;
•should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to our deliberations; and
•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating and Corporate Governance Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a written code of business conduct and ethics, which applies to all of our directors, officers and employees, including our principal executive officer, our principal financial officer, our principal accounting officer, and other persons performing similar finance functions. Our Code of Business Conduct and Ethics is available on our website www.livewire.com in the “Governance & Leadership” section under “Governance Documents.” In addition, we intend to post on our website all disclosures that are required by law or listing rules of the New York Stock Exchange concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Resources Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on the Board.

Stockholder and Interested Party Communications

Our management may establish a process for stockholder and interested party communications in the future.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement under the captions Executive Compensation and Human Resources Committee Report on Executive Compensation and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the Proxy Statement under the caption Common Stock Ownership of Certain Beneficial Owners and Management and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company's Proxy Statement under the captions Certain Transactions and Board Matters and Corporate Governance – Independence of Directors and are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company's Proxy Statement under the caption Proposal 2: Ratification of the Selection of Ernst & Young LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2022 and is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 120 through 121 filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIVEWIRE GROUP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Years Ended
	2022	2021	2020
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$66	$11	$7
Provision charged to expense	169	55	4
Reserve adjustments	(16)	—	—
Write-offs, net of recoveries	(8)	—	—
Balance, end of period	$211	$66	$11
Inventories - Allowance for obsolescence
Balance, beginning of period	$7,021	$5,200	$2,181
Provision charged to expense	1,074	2,456	3,019
Reserve adjustments (1)	(6,691)	—	—
Write-offs, net of recoveries	(84)	(635)	—
Balance, end of period	$1,320	$7,021	$5,200
Deferred tax assets - Valuation allowance
Balance, beginning of period	$915	$594	$16
Adjustments	7,397	321	578
Balance, end of period	$8,312	$915	$594
(1) In connection with the Business Combination, the reserve adjustments represent the inventory reserves retained by H-D related to H-D branded electric motorcycles and related products. See Note 4, Business Combination, for further details.

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
4.3	Description of our Securities					*
10.1	Form of Indemnification Agreement	8-K	001-41511	9/30/2022	10.1
10.2	Form of Investment Agreement	S-4	333-262573	2/7/2022	10.3
10.3	Registration Rights Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and the holders party thereto	8-K	001-41511	9/30/2022	10.3
10.4+	LiveWire Group, Inc. 2022 Incentive Award Plan	8-K	001-41511	9/30/2022	10.4
10.5#	Separation Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.5
10.6	Tax Matters Agreement, dated September 26, 2022, by and among LiveWire Group, Inc. and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.6
10.7#	Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson Motor Company Group, LLC	8-K	001-41511	9/30/2022	10.7
10.8#	Transition Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.8
10.9#	Master Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.9
10.10#	Intellectual Property Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.10
10.11#	Trademark License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.1
10.12#	Joint Development Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.12
10.13+	Employee Matters Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.13
10.14#	KYMCO Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Kwang Yang Motor Co., Ltd	8-K	001-41511	9/30/2022	10.14

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
10.15	Investor Support Agreement, dated as of December 12, 2021, by and among AEA-Bridges Sponsor LLC, LiveWire EV, LLC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), Harley-Davidson, Inc., John Garcia, John Replogle, and George Serafeim	S-4	333-262573	5/20/2022	10.16
10.16#	Long Term Collaboration Agreement, dated as of December 12, 2021, by and between LiveWire EV, LLC and Kwang Yang Motor Co., Ltd.	S-4	333-262573	2/7/2022	10.7
10.17+	Director Compensation Policy					*
10.18+	Form of Restricted Stock Unit Award Agreement					*
10.19+	Form of Performance Stock Unit Award Agreement					*
21.1	Listing of LiveWire Group, Inc. Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)					*
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
† The annexes, schedules and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, scheduled or exhibit to the SEC upon request.

# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, item 601(b)(10).
* Filed herewith.
** Furnished herewith.
+ Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2023.

LiveWire Group, Inc.

By:	/s/ Jochen Zeitz
Jochen Zeitz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2023.

Name	Title

/s/ Jochen Zeitz	Chief Executive Officer and Director
Jochen Zeitz	(Principal Executive Officer)

/s/ Tralisa Maraj	Chief Financial Officer
Tralisa Maraj	(Principal Financial Officer)

/s/ Jon Carter	Chief Accounting Officer
Jon Carter	(Principal Accounting Officer)

/s/ William Cornog	Director
William Cornog

/s/ Gina Goetter	Director
Gina Goetter

/s/ John Garcia	Director
John Garcia

/s/ Kjell Gruner	Director
Kjell Gruner

/s/ Glen Koval	Director
Glen Koval

/s/ Edel O’Sullivan	Director
Edel O’Sullivan