Form 10-Q
period 2023-03-31
LiveWire Group, Inc.
filed 2023-05-10
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 5, 2023: 202,409,176 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended March 31, 2023

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to the Company’s climate commitment, the Company’s ability to remediate the material weakness in internal control over financial reporting, and the Company’s objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects on the Company’s future business of competition, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse; the possibility that the Company may be adversely affected by other economic, business and/or competitive factor publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements are made as of the date of the filing of this report (May 10, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that the Company references in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that actual future results, performance and achievements may be materially different from what the Company expects. The Company qualifies all of the forward-looking statements by these cautionary statements. The forward-looking statements in this report speak only as of the date of this Quarterly Report. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report, unless otherwise stated or the context requires otherwise, references to “LiveWire,” the “Company,” “we,” “us,” and “our,” refer to LiveWire Group, Inc. and its consolidated subsidiaries.

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2023	March 27, 2022
Revenue, net	$7,762	$10,401
Costs and expenses:
Cost of goods sold	6,498	10,348
Selling, administrative and engineering expense	26,171	15,752
Total costs and expenses	32,669	26,100
Operating loss	(24,907)	(15,699)
Other income, net	—	69
Interest expense related party	—	(277)
Interest income (expense)	2,692	(4)
Change in fair value of warrant liabilities	1,068	—
Loss before income taxes	(21,147)	(15,911)
Income tax provision	—	68
Net loss	(21,147)	(15,979)
Other comprehensive loss:
Foreign currency translation adjustments	—	(100)
Comprehensive loss	$(21,147)	$(16,079)

Net loss per share, basic and diluted	$(0.10)	$(0.10)
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$236,042	$265,240
Accounts receivable, net	930	2,325
Accounts receivable from related party	841	525
Inventories, net	31,102	29,215
Other current assets	3,895	4,625
Total current assets	272,810	301,930
Property, plant and equipment, net	33,220	31,567
Goodwill	8,327	8,327
Lease assets	2,878	3,128
Intangible assets, net	1,694	1,809
Other long-term assets	6,829	5,044
Total assets	$325,758	$351,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,759	$7,055
Accounts payable to related party	7,625	5,733
Accrued liabilities	15,302	20,343
Current portion of lease liabilities	1,392	1,312
Total current liabilities	29,078	34,443
Long-term portion of lease liabilities	1,580	1,913
Deferred tax liabilities	15	15
Warrant liabilities	7,320	8,388
Other long-term liabilities	288	246
Total liabilities	38,281	45,005
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of both March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 202,409 and 202,403 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in-capital	331,042	329,218
Accumulated deficit	(43,585)	(22,438)
Total shareholders' equity	287,477	306,800
Total liabilities and shareholders' equity	$325,758	$351,805
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three months ended
	March 31, 2023	March 27, 2022
Cash flows from operating activities:
Net loss	$(21,147)	$(15,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	667	1,456
Change in fair value of warrant liabilities	(1,068)	—
Stock compensation expense	1,824	(171)
Provision (benefit) for doubtful accounts	39	(1)
Deferred income taxes	—	(17)
Inventory write-downs	673	299
Cloud computing arrangements development costs	(967)	—
Other, net	(779)	365
Changes in current assets and liabilities:
Accounts receivable, net	1,356	(1,748)
Accounts receivable from related party	(317)	(286)
Inventories	(2,560)	(1,845)
Other current assets	731	557
Accounts payable and accrued liabilities	(4,894)	(1,658)
Accounts payable to related party	1,892	—
Net cash used by operating activities	(24,550)	(19,028)
Cash flows from investing activities:
Capital expenditures	(4,648)	(2,492)
Net cash used by investing activities	(4,648)	(2,492)
Cash flows from financing activities:
Borrowings on notes payable to related party (Note 11)	—	12,000
Transfers from H-D (Note 11)	—	18,723
Net cash provided by financing activities	—	30,723
Net (decrease) increase in cash and cash equivalents	$(29,198)	$9,203

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$265,240	$2,668
Net (decrease) increase in cash and cash equivalents	(29,198)	9,203
Cash and cash equivalents—end of period	$236,042	$11,871
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800
Net loss	—	—	—	(21,147)	—	—	(21,147)
Share-based compensation expense	6	—	1,824	—	—	—	1,824
Balance, March 31, 2023	202,409	$20	$331,042	$(43,585)	$—	$—	$287,477

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2021	—	$—	$—	$—	$145	$19,780	$19,925
Net loss prior to Business Combination	—	—	—	—	—	(15,979)	(15,979)
Other comprehensive loss, net of tax	—	—	—	—	(100)	—	(100)
Net contribution from H-D	—	—	—	—	—	19,051	19,051
Balance, March 27, 2022	—	$—	$—	$—	$45	$22,852	$22,897

The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in these Consolidated financial statements and notes as the “we,” “our,” “us,” the “Company,” or “LiveWire.” The Company designs and sells electric motorcycles and electric balance bikes with related electric motorcycle parts, accessories, and apparel. The Company operates in two segments: Electric Motorcycles and STACYC.

On September 26, 2022, the Company consummated a previously announced business combination pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among AEA-Bridges Impact Corp (“ABIC”), LiveWire Group Inc., (formerly known as LW EV Holdings, Inc.), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D.

Pursuant to the terms of the Business Combination Agreement: (a) ABIC migrated to and domesticated as a Delaware corporation (“Domesticated ABIC”) (the “Domestication”), in connection with which all of the ABIC’s (i) outstanding ordinary shares were converted, on a one-for-one basis, into common stock, par value $0.0001 per share, of Domesticated ABIC, (ii) outstanding warrants were converted, on a one-for-one basis, into warrants to acquire one share each of common stock of Domesticated ABIC and (iii) outstanding units were canceled and instead entitle the holder thereof to, per unit, one share of common stock of Domesticated ABIC and one-half of one warrant of Domesticated ABIC; (b) H-D and Legacy LiveWire consummated the separation (the “Separation”) of the Legacy LiveWire business and the other transactions contemplated by the Separation Agreement (the “Separation Agreement”); (c) following the Domestication and immediately following the Separation, Merger Sub merged with and into Domesticated ABIC, with Domesticated ABIC surviving as a direct, wholly owned subsidiary of the Company (the “Merger”), and the Company continuing as the public company in the Merger, with each share of common stock of Domesticated ABIC being converted into the right of the holder thereof to receive one share of common stock, par value $0.0001 (“Common Stock”); (d) immediately following the Merger, H-D caused all of the membership interests of Legacy LiveWire (“Legacy LiveWire Equity”) held by ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), a Delaware limited liability company and a subsidiary of H-D, to be contributed to the Company in exchange for 161,000,000 shares of Common Stock and the right to receive up to an additional 12,500,000 shares of Common Stock in the future (the “Earn-Out Shares”, and the transactions contemplated by this clause (d), collectively, the “Exchange”), and as a result of the Exchange, Legacy LiveWire became a direct, wholly owned subsidiary of the Company; (e) immediately following the consummation of the Exchange, the Company contributed 100% of the outstanding equity interests of Legacy LiveWire to Domesticated ABIC (clauses (a) through (e) collectively, the “Business Combination”).

Pursuant to investment agreements entered into in connection with the Business Combination Agreement, the KYMCO Group agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “KYMCO PIPE Investment”).

Pursuant to the Business Combination Agreement, and an investment agreement entered into prior to the Closing, the Legacy LiveWire Equityholder agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “Legacy LiveWire Equityholder PIPE Investment” and, together with the KYMCO PIPE Investment, the “PIPE Investments”). At the Closing, the Company consummated the PIPE Investments.

Pursuant to the Business Combination Agreement, H-D caused the Legacy LiveWire Equityholder to pay and deliver to the Company an amount in cash equal to $100 million, which is the H-D Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of Common Stock (the “H-D Backstop Shares”) at a purchase price of $10.00 per H-D Backstop Share. Additionally, H-D was reimbursed for $20.1 million of transaction costs and advisory fees incurred through a reduction of the proceeds provided.

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

After giving effect to the PIPE Investments of $200 million, the H-D Backstop Amount of $100 million (less $20.1 million of transaction costs and advisory fees incurred by H-D through a reduction of the proceeds provided), and ABIC’s remaining cash held in trust account and operating cash in aggregate of $13.8 million (net of the special purpose acquisition company (“SPAC”) share redemption amount of $368.1 million and payment of transaction costs incurred by ABIC of $20.6 million), the Business Combination resulted in net proceeds of approximately $293.7 million. After giving effect to the Business Combination, the redemption of Initial Shares as described above, the issuance of the H-D Backstop Shares and the consummation of the PIPE Investments, there were 202,402,888 shares of Common Stock issued and outstanding. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7, Warrant Liabilities.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC has been treated as the acquired company for financial reporting purposes. The net assets of ABIC were stated at carrying value, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy LiveWire.

Throughout the notes to the Consolidated financial statements, unless otherwise noted, the “Company” and similar terms refer to Legacy LiveWire and its subsidiaries prior to the consummation of the Business Combination, and LiveWire and its subsidiaries after the consummation of the Business Combination. References to ABIC refer to the SPAC entity prior to consummation of the Business Combination. Operating results for the periods presented prior to the consummation of the Business Combination represent those of Legacy LiveWire.

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim Consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheet as of March 31, 2023, and the Consolidated statements of operations and comprehensive loss, the Consolidated statements of cash flows, and the Consolidated statements of shareholders’ equity for the three months ended March 31, 2023 and March 27, 2022.

Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Consolidated financial statements should be read in conjunction with the audited Consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. All intercompany transactions within the Company have been eliminated in preparing the Consolidated financial statements.

On September 26, 2022, the Company consummated the Separation and Business Combination and became a standalone publicly traded company, and its financial statements are now presented on a Consolidated basis. Prior to the Separation and Business Combination on September 26, 2022, the Company's historical combined financial statements were prepared on a standalone carve-out basis and were derived from H-D's Consolidated financial statements and accounting records. The financial statements for all periods presented, including historical periods prior to September 26, 2022, are now referred to as “Consolidated financial statements”, and have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. For such periods prior to the Separation, certain corporate and shared costs were allocated to the Company based on a specific identification basis, or when specific identification was not practicable, a proportional cost allocation method.

Certain assets and liabilities, including Accounts receivables, Inventories, Other current assets, Deferred tax assets, Accounts payable, Accrued liabilities, Deferred tax liabilities, Long-term supplier liability, and Other long-term liabilities included on the combined Consolidated Balance Sheet prior to the Separation, were retained by H-D post-Separation and therefore were recorded through Net Parent company investment in the Company’s combined Consolidated Financial Statements at the time of the Separation. As part of the Separation, Net Parent company investment was reclassified to Additional paid-in-capital.

2. New Accounting Standards

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Electric Motorcycles
Electric motorcycles	$1,411	$2,108
Parts, accessories and apparel	71	208
	$1,482	$2,316
STACYC
Electric balance bikes	$5,508	$7,322
Parts, accessories and apparel	772	763
	$6,280	$8,085
Total Revenue, net	$7,762	$10,401

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

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material during the three months ended March 31, 2023 and March 27, 2022.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its electric motorcycles, electric balance bikes, and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles. Contract liabilities are recognized as revenue once the Company performs under the contract. Contract liabilities of $177 thousand and $163 thousand were included in Accrued liabilities in the Company's Consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Previously recorded contract liabilities recognized as revenue in the three months ended March 31, 2023 and March 27, 2022 was $78 thousand and $1,290 thousand, respectively. The Company expects to recognize all $177 thousand of the remaining unearned revenue in 2023.

4. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2023 was 0% compared to (0.4)% for the three months ended March 27, 2022.

The Company’s effective tax rate for each period differs from the U.S. statutory rate of 21% as the Company is not recognizing an income tax benefit related to the losses generated as there is not sufficient positive evidence regarding the ability to realize the benefit of these losses.

5. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed using the weighted-average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of employee stock compensation awards. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the potentially dilutive shares were anti-dilutive in those periods.

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2023	March 27, 2022
Net loss	$(21,147)	$(15,979)

Basic weighted-average shares outstanding	202,404	161,000
Effect of dilutive securities – Warrants	—	—
Effect of dilutive securities – employee stock compensation awards	—	—
Diluted weighted-average shares outstanding	202,404	161,000
Earnings per share:
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

Prior to the Business Combination date, the Company did not have any issued and outstanding common stock or any common share equivalents. Accordingly, for the three months ended March 27, 2022, the net loss per share was calculated based on the 161,000,000 shares of Common Stock distributed to H-D in exchange for the membership interests of Legacy LiveWire. At the time of the Business Combination, additional shares of Common Stock were issued, which are reflected in the weighted average number of shares of common stock outstanding as of March 31, 2023.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three months ended March 31, 2023, employee stock compensation plan awards representing 274 thousand underlying common shares were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For three months ended March 31, 2023, warrants representing 54,090 thousand underlying common shares were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. There were no anti-dilutive employee stock compensation awards or warrants for three months ended March 27, 2022. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. Inventories, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and work in process	$1,530	$48
Electric motorcycles and electric balance bikes	26,189	25,291
Parts and accessories and apparel	3,383	3,876
Inventories, net	$31,102	$29,215

Accrued liabilities primarily include accrued payroll and employee benefits of $3,455 thousand, accrued engineering costs of $2,804 thousand, and accrued capital expenditures of $5,305 thousand as of March 31, 2023. Accrued liabilities primarily include accrued payroll and employee benefits of $4,641 thousand, accrued engineering costs of $4,377 thousand, and accrued capital expenditures of $7,748 thousand as of December 31, 2022.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,999,990 Public Warrants and 10,500,000 Private Warrants outstanding as of March 31, 2023 and December 31, 2022, respectively.

There were no exercises or redemptions of the Public or Private Warrants during the three months ended March 31, 2023.

The Company recognized income of $1,068 thousand as a change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $7,320 thousand and $8,388 thousand as of March 31, 2023 and December 31, 2022, respectively.

8. Fair Value

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$232,000	$—	$—	$232,000
Liabilities:
Public Warrants	$4,800	$—	$—	$4,800
Private Placement Warrants	—	2,520	—	2,520
Share-based awards settled in cash	576	—	—	576
	$5,376	$2,520	$—	$7,896
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$257,000	$—	$—	$257,000
Liabilities:
Public Warrants	$5,500	$—	$—	$5,500
Private Placement Warrants	—	2,888	—	2,888
Share-based awards settled in cash	1,618	—	—	1,618
	$7,118	$2,888	$—	$10,006

There were no significant assets or liabilities on the Company’s Consolidated balance sheets measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

Warrant Liabilities

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

9. Product Warranty and Recall Campaigns

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Balance, beginning of period	$566	$1,095
Warranties issued during the period	69	31
Settlements made during the period	(32)	(138)
Currency Translation Adjustments	—	(16)
Recalls and changes to pre-existing warranty liabilities	(3)	108
Balance, end of period	$600	$1,080

There was no liability for recall campaigns as of March 31, 2023 and December 31, 2022, respectively. As of March 27, 2022, a liability for pre-transaction recall campaigns of $268 thousand related to certain H-D branded electric motorcycles was retained by H-D in connection with the Separation and Business Combination.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no material product liability claims as of March 31, 2023 and December 31, 2022, respectively.

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

11. Related Party Transactions
In connection with the Business Combination, the Company entered into a number of agreements with H-D to govern the Separation and provide a framework for the relationship between the parties going forward pursuant to which the Company and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the Separation that resulted in related party transactions include the Transition Services Agreement, Master Services Agreement, Contract Manufacturing Agreement, Joint Development Agreement, and Tax Matters Agreement. Refer to Note 16, Related Party Transactions, of the Consolidated financial statements in the Company’s 2022 Form 10-K for additional details on the agreements entered into by the Company as part of the Separation.
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
During the three months ended March 31, 2023, there were $3,397 thousand in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the Consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, there was $7,625 thousand and $5,733 thousand due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets, respectively. Of the amount outstanding to H-D as of March 31, 2023, $4,638 thousand is associated with inventory purchased under the Contract Manufacturing Agreement and $2,987 thousand is associated with services under the various service agreements with H-D. Of the amount outstanding to H-D as of December 31, 2022, $1,942 thousand is associated with inventory purchased under the Contract Manufacturing Agreement and $3,791 thousand is associated with services under the various service agreements with H-D.
During the three months ended March 31, 2023, the Company purchased $4,600 thousand of inventory from H-D as part of the Contract Manufacturing Agreement, all of which was payable as of March 31, 2023.
Other transactions
Sales of electric motorcycles and related products to independent dealers are primarily financed through HDFS, a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of March 31, 2023 and December 31, 2022, there is $836 thousand and $388 thousand due from HDFS, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
During the three months ended March 31, 2023, the Company recorded $5 thousand in related party sales between the Company and H-D with $3 thousand in cost of sales. All sales were for the STACYC segment who sells electric balance bikes to H-D dealers. As of March 31, 2023 and December 31, 2022, there was $5 thousand and $137 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. This is classified as an operating lease. As of March 31, 2023, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the Consolidated balance sheets were $364 thousand, $141 thousand, and $222 thousand, respectively. As of December 31, 2022, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the Consolidated balance sheets were $398 thousand, $140 thousand, and $258 thousand, respectively. In addition, the Company incurred $44 thousand in rent expense during the three months ended March 31, 2023, which is included within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated financial statements were derived from the Consolidated financial statements and accounting records of H-D. The following disclosure summarizes activity between the Company and H-D prior to the Business Combination.
Allocation of Expenses and Related Party Activity Prior to the Separation
Prior to the Business Combination, certain costs were allocated to the Company and are reflected as expenses in the Consolidated statements of operations and comprehensive loss. The Company considers the allocation methodologies used to be reasonable, such that the allocations appropriately reflected H-D’s historical expenses attributable to the Company for purposes of the Consolidated financial statements. However, the expenses reflected in the Consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had historically operated as a stand-alone independent entity.
Manufacturing cost of sales
The Company’s electric motorcycles are produced in manufacturing facilities shared with H-D. Certain costs of goods sold for shared facilities and shared manufacturing of $863 thousand for the three months ended March 27, 2022 were specifically identified or allocated, mainly based on standard cost of production.

Operating expense allocation
H-D provided technology support, marketing, engineering, shared assets, finance, and other corporate and administrative services such as treasury, human resources, and legal, to the Company. These expenses of $290 thousand for the three months ended March 27, 2022 have been allocated to the Company and are included in Selling, administrative and engineering expense in the Consolidated statements of operations and comprehensive loss, where direct assignment of costs incurred by H-D was not possible or practical. These costs were allocated using related drivers associated with the nature of the business, such as gross revenue and wholesale motorcycle shipments. As a result, the allocations of these costs fluctuated based on changes in these drivers. Other cost allocation metrics, such as headcount and square footage, were not deemed appropriate given the Company’s reliance on facilities and personnel that are shared with H-D.
Cash management and financing
Prior to the Business Combination, the Company’s treasury function maintained by H-D utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management approach, H-D provided funds to the Company.
During the three months ended March 27, 2022, the Company borrowed $12,000 thousand under lines of credit agreements with H-D prior to their final settlement on June 24, 2022 through Net Parent company investment.
Cash transfers from H-D related to services and funding for operations provided by H-D were $18,723 thousand for the three months ended March 27, 2022. Net contributions from H-D are included within Net Parent company investment in the Consolidated statements of shareholders' equity.

12. Reportable Segments

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

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids. The STACYC segment also sells electric balance bike parts, accessories and apparel. STACYC products are sold in the U.S., Canada, Australia and Europe. The STACYC segment products are sold through independent retail partners in the U.S., including powersports dealers, H-D dealers, bicycle retailers and direct to consumers online. In Australia and Europe, STACYC sells its products through independent distributors.

Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Electric Motorcycles
Revenue, net	$1,482	$2,316
Cost of goods sold	2,440	5,073
Selling, administrative and engineering expense	23,811	13,926
Operating loss	(24,769)	(16,683)
STACYC
Revenue, net	6,280	8,085
Cost of goods sold	4,058	5,275
Selling, administrative and engineering expense	2,360	1,826
Operating income (loss)	(138)	984
Operating loss	$(24,907)	$(15,699)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand the Company, the Company’s financial condition and results of operations, and the Company’s present business environment. The following discussion and analysis should be read together with the accompanying unaudited Consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited Consolidated financial statements and related notes in the 2022 Annual Report on Form 10-K.

Overview

LiveWire is an industry-leading all-electric vehicle brand with a mission to pioneer the rapidly growing two-wheel electric motorcycle space. The Company operates in two segments: Electric Motorcycles and STACYC.

The Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States and certain international markets, while the STACYC segment sells electric balance bikes, related parts and accessories and apparel in the United States and certain international markets.

Electric motorcycles are sold at wholesale to a network of independent retail partners, at retail through a Company-owned dealership, and through online sales. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online. As discussed below, on September 26, 2022 as part of the Business Combination, the Company, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

The Company’s net loss for the three months ended March 31, 2023 was $21,147 thousand compared to $15,979 thousand for the three months ended March 27, 2022. The Company’s net losses reflect the start-up nature of the Company’s business including investments in product development as the Company continues to focus on technological innovation that will support future products and growth, and investments in talent and capabilities to support the new company.

The Electric Motorcycles segment operating loss for the three months ended March 31, 2023 was $24,769 thousand, compared to an operating loss of $16,683 thousand for the three months ended March 27, 2022. The operating loss was driven by the cost of standing up a new organization, including growing headcount and back-office support, increased costs to advance the Company’s electric vehicle systems, and to deliver the S2 platform. Refer to the Electric Motorcycles segment analysis below for further discussion.

The STACYC segment operating loss for the three months ended March 31, 2023 was $138 thousand, as compared to operating income of $984 thousand for the three months ended March 27, 2022. The operating loss for the three months ended March 31, 2023 was driven by lower volumes from third party distributors. Refer to the STACYC segment analysis below for further discussion.

Business Combination

On September 26, 2022, the Company consummated a previously announced business combination pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among AEA-Bridges Impact Corp (“ABIC”), LiveWire EV Holdings, Inc., a Delaware corporation (now known as “LiveWire Group, Inc.”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D.

Pursuant to the terms of the Business Combination Agreement, (a) ABIC migrated to and domesticated as a Delaware corporation (“Domesticated ABIC”) (the “Domestication”), in connection with which all of the ABIC’s (i) outstanding ordinary shares were converted, on a one-for-one basis, into common stock, par value $0.0001 per share, of Domesticated ABIC, (ii) outstanding warrants were converted, on a one-for-one basis, into warrants to acquire one share each of common stock of Domesticated ABIC and (iii) outstanding units were canceled and instead entitle the holder thereof to, per unit, one share of common stock of Domesticated ABIC and one-half of one warrant of Domesticated ABIC; (b) H-D and Legacy LiveWire consummated the separation (the “Separation”) of the Legacy LiveWire business and the other transactions contemplated by the Separation Agreement (the “Separation Agreement”); (c) following the Domestication and immediately following the Separation, Merger Sub merged with and into Domesticated ABIC, with Domesticated ABIC surviving as a direct, wholly-owned subsidiary of the Company (the “Merger”), and the Company continuing as the public company in the Merger, with each share of common stock of Domesticated ABIC being converted into the right of the holder thereof to receive one share of common stock, par value $0.0001 (“Common Stock”); (d) immediately following the Merger, H-D caused all of the membership interests of Legacy LiveWire (“Legacy LiveWire Equity”) held by ElectricSoul, LLC (the “Legacy LiveWire

Equityholder”), a Delaware limited liability company and a subsidiary of H-D, to be contributed to the Company in exchange for 161,000,000 shares of Common Stock and the right to receive up to an additional 12,500,000 shares of Common Stock in the future (the “Earn-Out Shares”, and the transactions contemplated by this clause (d), collectively, the “Exchange”), and as a result of the Exchange, Legacy LiveWire became a direct, wholly owned subsidiary of the Company; (e) immediately following the consummation of the Exchange, the Company contributed 100% of the outstanding equity interests of Legacy LiveWire to Domesticated ABIC (clauses (a) through (e) collectively, the “Business Combination”).

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of ABIC, accompanied by a recapitalization. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy LiveWire.

See Note 1, Description of Business and Basis of Presentation, in the Consolidated financial statements for a discussion of the underlying basis used to prepare the Consolidated financial statements and further detail related to the Business Combination.

2023 Outlook

For 2023, the Company’s focus continues to be on investment into product development, including advancing the technologies, platforms and products that will further the Company’s position as pioneers of the industry. The Company plans to continue to expand the LiveWire brand globally in 2023 with the introduction of the LiveWire ONE electric motorcycle to the European market and the launch of the S2 platform.

Key Business Metrics

To analyze the Company’s business performance, determine financial forecasts and help develop long-term strategic plans, management reviews the following key business metrics, which are important measures that represent the growth of the business:

•Wholesale motorcycle unit sales – The Company defines wholesale motorcycle unit sales as the number of electric motorcycles sold by the Company to independent dealers for which the Company recognized revenue during the period.

•Company retail motorcycle unit sales – The Company defines Company retail motorcycle unit sales as the number of new electric motorcycles sold at retail by the Company through its Company-owned dealer or through online sales for which the Company recognized revenue during the period. The Company began selling electric motorcycles direct to retail consumers in the third quarter of 2021.

•Independent retail motorcycle unit sales – The Company defines independent retail motorcycle unit sales as the number of new electric motorcycles sold at retail by independent retail partners. These unit sales do not generate revenues for the Company but generate revenues for individual retail partners. The data source for electric motorcycle retail sales figures is new sales warranty and registration information provided by independent retail partners and compiled by the Company. The Company must rely on information that its independent retail partners supply concerning new retail sales, and the Company does not regularly verify the information that its independent retail partners supply. This information is subject to revision.

•Retail motorcycle unit sales – The Company defines retail motorcycle unit sales as the sum of Company retail motorcycle unit sales and independent retail motorcycle unit sales.

•Company-owned dealer – Dealer owned and operated by the Company to sell electric motorcycles, related products, and services.

•Independent retail partners (Electric Motorcycles) – Retail partners owned and operated by independent entities under contract with the Company to sell LiveWire electric motorcycles, related products and services.

•Electric balance bike unit sales (STACYC) – The Company defines electric balance bike unit sales as the number of electric balance bikes sold by the Company for which the Company recognized revenue during the period.

•Independent retail partners (STACYC) – Retail partners owned and operated by independent entities under contract with the Company to sell STACYC electric balance bikes, related products and services.
The following table details the key business metric amounts for the periods indicated:

	Three months ended
	March 31, 2023	March 27, 2022
Wholesale motorcycle unit sales	45	82
Company retail motorcycle unit sales	18	15
Total LiveWire motorcycle unit sales (1)	63	97

Retail motorcycle unit sales:
Company retail motorcycle unit sales (2)	18	15
Independent retail partners (3)	34	142
Total retail motorcycle unit sales	52	157

Electric balance bike unit sales:
US	7,261	6,075
International	967	9,377
Total electric balance bike unit sales	8,228	15,452
(1) During the three months ended March 27, 2022, the Company sold 25 units of H-D branded LiveWire motorcycles.
(2) Data source for Company retail motorcycle unit sales figures shown above is the Company’s records.
(3) Data source for independent retail motorcycle unit sales figures shown above is new sales warranty and registration information provided by retail partners and compiled by the Company. The Company must rely on information that its independent retail partners supply concerning new retail sales, and the Company does not regularly verify the information that its independent retail partners supply. This information is subject to revision.

The following table details the number of retail partners:

	As of	As of
	March 31, 2023	December 31, 2022
Electric Motorcycles
Company-owned dealer	1	1
Independent retail partners	113	75
Total Electric Motorcycles Retail Partners	114	76

STACYC
Independent retail partners:
U.S.	1,967	1,979
International	129	127
Total STACYC Independent Retail Partners	2,096	2,106
The Electric Motorcycles independent retail partners shown above include those that have been contracted by the Company to sell LiveWire motorcycles. As of March 31, 2023 and December 31, 2022, this total includes 11 and 13 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. The Company intends to grow this network as it expands its distribution capabilities. After the Business Combination, the remaining inventory of H-D branded LiveWire motorcycles was owned by H-D, and any related sales are recognized by H-D. The H-D branded LiveWire motorcycles were retailed through the H-D dealership network until the remaining inventory is depleted.
The Company believes these key business metrics provide useful information to help investors understand and evaluate the Company’s business performance. Wholesale motorcycle unit shipments and Company retail motorcycle unit sales are key drivers of revenue and profit for the Electric Motorcycles segment. Retail motorcycle unit sales made through both the Company-owned dealer and independent retail partners are a key measure of consumer demand and market share for the Company’s electric motorcycles. Total electric balance bike unit sales is a key driver of revenue and profit for STACYC.

Results of Operations

The following table presents consolidated results of operations for the three months ended March 31, 2023 and March 27, 2022 (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022	$ Change	% Change
Operating loss from Electric Motorcycles	$(24,769)	$(16,683)	$(8,086)	48.5%
Operating (loss) income from STACYC	(138)	984	(1,122)	(114.0)%
Operating loss	(24,907)	(15,699)	(9,208)	58.7%
Other income, net	—	69	(69)	(100.0)%
Interest expense related party	—	(277)	277	(100.0)%
Interest income (expense)	2,692	(4)	2,696	nm
Change in fair value of warrant liabilities	1,068	—	1,068	nm
Loss before income taxes	(21,147)	(15,911)	(5,236)	32.9%
Income tax provision	—	68	(68)	(100.0)%
Net loss	(21,147)	(15,979)	$(5,168)	32.3%
Other comprehensive loss:
Foreign currency translation adjustments	—	(100)	100	(100.0)%
Comprehensive loss	$(21,147)	$(16,079)	$(5,068)	31.5%
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$—	—%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $24,907 thousand for the three months ended March 31, 2023 compared to an operating loss of $15,699 thousand for the three months ended March 27, 2022. The Electric Motorcycles segment reported an operating loss of $24,769 thousand for the three months ended March 31, 2023, as compared to an operating loss of $16,683 thousand for the three months ended March 27, 2022. The STACYC segment reported an operating loss of $138 thousand for the three months ended March 31, 2023, compared to operating income of $984 thousand for the three months ended March 27, 2022. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the three months ended March 27, 2022 was $69 thousand related to the Company’s allocation of non-service components of net periodic benefit plan benefits from H-D. H-D sponsors a qualified pension plan and a postretirement healthcare plan which covers eligible Company employees and retirees. Prior to the Business Combination, a portion of the related net periodic benefit plan income was allocated to the Company for the three months ended March 27, 2022 based on an estimated amount per plan participant and allocations of corporate and other shared functional personnel. Subsequent to the Business Combination, the Company did not have similar allocations of net periodic benefit plan income from H-D for the three months ended March 31, 2023, and the Company does not sponsor a qualified pension plan or postretirement healthcare plan.

Interest Expense Related Party

Interest expense related party for the three months ended March 27, 2022 was $277 thousand related to outstanding related party notes prior to their settlement on June 24, 2022. The Company did not have similar related party notes for the three months ended March 31, 2023.

Interest Income (Expense)

Interest income for the three months ended March 31, 2023 was $2,692 thousand compared to interest expense of $4 thousand for the three months ended March 27, 2022. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $232,000 thousand in money market funds as of March 31, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2023 was $1,068 thousand. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year results for the Company. The income recognized was due to the decrease in the estimated fair value of the warrants during the three months ended March 31, 2023, due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the three months ended March 31, 2023 was nil, as compared to income tax expense of $68 thousand for the three months ended March 27, 2022. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended March 31, 2023 and three months ended March 27, 2022 (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022	$ Change	% Change
Revenue:
Electric motorcycles	$1,411	$2,108	$(697)	(33.1)%
Parts, accessories and apparel	71	208	(137)	(65.9)%
Revenue, net	1,482	2,316	(834)	(36.0)%
Cost of goods sold	2,440	5,073	(2,633)	(51.9)%
Gross profit	(958)	(2,757)	1,799	(65.3)%
Operating expenses:
Selling, administrative and engineering expense	23,811	13,926	9,885	71.0%
Operating loss	$(24,769)	$(16,683)	$(8,086)	48.5%

Revenue

Revenue for the three months ended March 31, 2023 decreased by $834 thousand, or 36.0%, to $1,482 thousand from $2,316 thousand for the three months ended March 27, 2022. The decrease was primarily due to lower revenue from electric motorcycles of $697 thousand. The 33.1% decrease in revenues from electric motorcycles was primarily driven by lower unit sales of LiveWire ONE units and the inclusion of 25 H-D branded LiveWire units during the three months ended March 27, 2022, prior to the accounting carve-out.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 decreased by $2,633 thousand, or 51.9%, to $2,440 thousand from $5,073 thousand for the three months ended March 27, 2022. The decrease was primarily due to lower volumes as discussed above and $1,427 thousand of H-D cost of goods sold expense allocated as part of the carve-out stand alone financial statements during the three months ended March 27, 2022 which did not repeat subsequent to the Business Combination.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2023 increased by $9,885 thousand, or 71.0%, to $23,811 thousand from $13,926 thousand for the three months ended March 27, 2022. The increase was primarily due to costs to advance the Company’s electric vehicle systems, and to deliver the S2 platform, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended March 31, 2023 and three months ended March 27, 2022 (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022	$ Change	% Change
Revenue:
Electric balance bikes	$5,508	$7,322	$(1,814)	(24.8)%
Parts, accessories and apparel	772	763	9	1.2%
Revenue, net	6,280	8,085	(1,805)	(22.3)%
Cost of goods sold	4,058	5,275	(1,217)	(23.1)%
Gross profit	2,222	2,810	(588)	(20.9)%
Operating expenses:
Selling, administrative and engineering expense	2,360	1,826	534	29.2%
Operating (loss) income	$(138)	$984	$(1,122)	(114.0)%

Revenue

Revenue for the three months ended March 31, 2023 decreased by $1,805 thousand, or 22.3%, to $6,280 thousand from $8,085 thousand for the three months ended March 27, 2022. The decrease was primarily due to lower revenue from electric balance bikes of $1,814 thousand. The decrease in revenue from electric balance bikes was driven by lower volumes of $3,438 thousand driven by lower volumes from third party distributors, which was partially offset by a shift in product mix from the launch of new 18- and 20-inch electric balance bikes in mid-2022 of $1,624 thousand.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 decreased by $1,217 thousand, or 23.1%, to $4,058 thousand from $5,275 thousand for the three months ended March 27, 2022. The decrease was primarily due to lower volumes, in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2023 increased by $534 thousand, or 29.2%, to $2,360 thousand from $1,826 thousand for the three months ended March 27, 2022. The increase was primarily due to an increase in advertising costs to support the growth of the business.

Other Matters

Commitments and Contingencies

The Company enters into purchase orders with vendors and other parties in the ordinary course of business. During the three months ended March 31, 2023, the Company entered into a long term commitment with a vendor to provide certain inventory components. As of March 31, 2023, the Company’s estimated payments are $1,898 thousand, $2,397 thousand, $2,397 thousand, and $501 thousand for fiscal years 2023, 2024, 2025, and 2026, respectively. Otherwise, there have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2022. Refer to Item 7 of our 2022 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2022.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $236,042 thousand and $265,240 thousand, respectively.

The Company historically managed liquidity risk by effectively managing its working capital, capital expenditures and cash flows. As an early growth company, the Company does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported the Company’s operating, investing and financing activities. Following the Business Combination, the Company received net proceeds of approximately $293.7 million as more fully described below.

On September 26, 2022, the Company consummated the Merger with ABIC resulting in net proceeds of approximately $293.7 million, including a $100 million investment from H-D and a $100 million investment from KYMCO. Additionally the Company received ABIC’s cash held in trust account of $13.6 million and the $100 million equity backstop provided by the H-D Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of Common Stock for a purchase price of $10.00 per share pursuant to the terms of the Business Combination Agreement.

In the event of the exercise of any of Warrants for cash, the Company will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, the Company would receive an aggregate of approximately $350.8 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” the Company will not receive any proceeds upon such exercise. The Company expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. The Company believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds the Company would receive, is dependent upon the trading price of its Common Stock. As of March 31, 2023, the reported sales price of Common Stock was $6.45 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, the Company expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and the Company may receive no proceeds from the exercise of Warrants. As a result, the Company does not expect to rely on the cash exercise of Warrants to fund its operations and the Company does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. The Company will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. The Company instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

Management believes that cash on hand, including the proceeds received from the Business Combination, will provide sufficient liquidity to meet the Company’s projected obligations, including those related to existing contractual obligations, for at least the next twelve months. The Company plans to use its current cash on hand to support its core business operations and strategic plan, invest in new product development, and enhance its global manufacturing and distribution capabilities. The Company expects its capital expenditures and working capital requirements to increase substantially in the near future, as it grows the business, develops its customer support and marketing infrastructure and expands its research and product development efforts.

The Company’s material contractual operating cash commitments at March 31, 2023 relate to leases. In addition, as a result of the Business Combination completed on September 26, 2022, the Company may be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2024.

Cash Flow Activity

The following table presents condensed highlights from the Company’s Consolidated statements of cash flows for the three months ended March 31, 2023 and March 27, 2022 (in thousands):

	Three months ended
	March 31, 2023	March 27, 2022
Net cash used by operating activities	$(24,550)	$(19,028)
Net cash used by investing activities	(4,648)	(2,492)
Net cash provided by financing activities	—	30,723
Net change in cash, cash equivalents and restricted cash	$(29,198)	$9,203

The overall decrease in cash during the three months ended March 31, 2023 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the three months ended March 31, 2023 and March 27, 2022. Net cash used in operating activities increased by $5,522 thousand to $24,550 thousand for the three months ended March 31, 2023 compared to $19,028 thousand for the three months ended March 27, 2022. The increase in negative cash flow from operating activities was primarily driven by the increase in net loss of $5,168 thousand, which resulted from lower electric balance bike volumes, increases in product development costs and costs to advance the Company’s electric vehicle systems, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new organization. The overall growth of the business also resulted in increases in net operating assets, primarily inventory, and decreases in operating liabilities, primarily payables and accrued expenses due to timing of payments. These unfavorable changes in working capital were partially offset by favorable changes in accounts receivable.

Investing Activities

Net cash used in investing activities increased by $2,156 thousand to $4,648 thousand for the three months ended March 31, 2023 compared to $2,492 thousand for the three months ended March 27, 2022. The increase was due to higher capital expenditures related to investments to support future products.

The Company expects to fund future cash flows used in investing activities with the financing raised through the Business Combination and PIPE Financing. The Company estimates capital expenditures to be between $20 million and $25 million in 2023.

Financing Activities

Net cash provided by financing activities decreased by $30,723 thousand to zero for the three months ended March 31, 2023 compared to $30,723 thousand for the three months ended March 27, 2022. The Company did not enter into any financing transactions or arrangements during the three months ended March 31, 2023. During the three months ended March 27, 2022, the Company received cash transfers from H-D of $18,723 thousand, and borrowed $12,000 thousand from H-D.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, the Company’s cash and cash equivalents amounted to $236,042 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations and requiring collateral to secure amounts owed to the Company by its customers, each when deemed necessary.

Inflationary factors, such as cost increases for logistics, manufacturing, raw materials and purchased components, may adversely affect the Company’s operating results. Although the Company does not believe inflation has had a material impact on its financial condition given its lower production volumes, a high rate of inflation in the future may have an adverse effect on the Company’s ability to maintain and increase its gross margin or decrease its operating expenses as a percentage of its revenues if the selling prices of its products do not increase as much or more than its increase in costs.

The Company is also exposed to possible disruption of supply or shortage of materials, in particular for lithium-ion and other alternative battery cells and key semiconductor chip components necessary for electric vehicles, and any inability to purchase raw materials and components could negatively impact the Company’s operations.

The Company sells electric balance bikes and intends to sell its electric motorcycles and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, the Company’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies, however, the impact of such fluctuations on the Company’s operations to date are not material given the majority of the Company’s sales are currently in the U.S. The Company plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.

Item 4. Controls and Procedures

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

During the finalization of the Company’s 2022 Consolidated financial statements, the Company discovered that it had prematurely recognized revenue related to deliveries to a customer of STACYC electric balance bikes without batteries, which were shipped separately a short time later. As a result, the Company had prematurely recognized revenue during financial reporting periods prior to the completion of the Business Combination on those semi-finished units at the time of delivery of the bikes in the first and second quarters of 2022, respectively, with a related understatement of revenue in the third quarter of 2022. The batteries were completely delivered by the end of the third quarter of 2022, which was required for the Company to be able to recognize revenue for the bikes as a finished unit. The Company concluded it had a material weakness in its internal control over financial reporting, as the design of controls to correctly recognize revenue and the related cost of goods sold at the STACYC segment in accordance with GAAP were ineffective.

The material weakness in the Company’s internal control over financial reporting remained unremediated as of March 31, 2023.

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

The applicable remedial controls as described above have been implemented as of March 31, 2023. During the first quarter of 2023, the Company has started the design testing of the remedial controls to validate the control design. We are not yet able to declare the applicable remedial controls as effective, as they have not yet operated for a sufficient period of time as of March 31, 2023. As such, the Company has concluded that the material weakness identified has not yet been remediated.

Changes in Internal Control over Financial Reporting

As a result of the on-going remediation efforts described above, new or revised review controls over the Company’s financial reporting are being implemented and tested. These changes to the Company’s processes and controls have been subject to the Company’s program for evaluating the design and operating effectiveness of internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, Commitments and Contingencies, to the Notes to Consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

There have been no material changes to the principal risks that the Company believes are material to the Company’s business, results of operations, and financial condition from those disclosed in Part I, “Item 1A. Risk Factors” of the 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities for the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
4.3	Description of our Securities	10-K	001-41511	3/6/2022	4.3
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)					*
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
* Filed herewith.
** Furnished herewith.
† The annexes, schedules and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveWire Group, Inc.

Date:	May 10, 2023	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2023	/s/ Jon Carter
Jon Carter
Chief Accounting Officer
(Principal Accounting Officer)