Form 10-Q
period 2023-06-30
LiveWire Group, Inc.
filed 2023-08-09
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at August 4, 2023: 202,543,648 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended June 30, 2023

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

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects on the Company’s future business of competition, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse; the possibility that the Company may be adversely affected by other economic, business and/or competitive factor publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements are made as of the date of the filing of this report (August 9, 2023), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Revenue, net	$7,026	$12,506	$14,788	$22,907
Costs and expenses:
Cost of goods sold	9,966	12,896	16,464	23,244
Selling, administrative and engineering expense	29,044	18,966	55,215	34,718
Total costs and expenses	39,010	31,862	71,679	57,962
Operating loss	(31,984)	(19,356)	(56,891)	(35,055)
Other income, net	—	87	—	156
Interest expense related party	—	(198)	—	(475)
Interest income (expense)	2,754	(16)	5,446	(20)
Change in fair value of warrant liabilities	(11,438)	—	(10,370)	—
Loss before income taxes	(40,668)	(19,483)	(61,815)	(35,394)
Income tax provision	64	95	64	163
Net loss	(40,732)	(19,578)	(61,879)	(35,557)
Other comprehensive loss:
Foreign currency translation adjustments	—	6	—	(94)
Comprehensive loss	$(40,732)	$(19,572)	$(61,879)	$(35,651)

Net loss per share, basic and diluted (Note 5)	$(0.20)	$(0.12)	$(0.31)	$(0.22)
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$215,872	$265,240
Accounts receivable, net	4,677	2,325
Accounts receivable from related party	407	525
Inventories, net	32,174	29,215
Other current assets	2,720	4,625
Total current assets	255,850	301,930
Property, plant and equipment, net	35,678	31,567
Goodwill	8,327	8,327
Lease assets	2,538	3,128
Intangible assets, net	1,578	1,809
Other long-term assets	6,490	5,044
Total assets	$310,461	$351,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,072	$7,055
Accounts payable to related party	16,324	5,733
Accrued liabilities	17,047	20,343
Current portion of lease liabilities	1,385	1,312
Total current liabilities	40,828	34,443
Long-term portion of lease liabilities	1,244	1,913
Deferred tax liabilities	78	15
Warrant liabilities	18,757	8,388
Other long-term liabilities	425	246
Total liabilities	61,332	45,005
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of both June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 202,409 and 202,403 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in-capital	333,426	329,218
Accumulated deficit	(84,317)	(22,438)
Total shareholders' equity	249,129	306,800
Total liabilities and shareholders' equity	$310,461	$351,805
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six months ended
	June 30, 2023	June 26, 2022
Cash flows from operating activities:
Net loss	$(61,879)	$(35,557)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,372	2,806
Payment of contingent consideration in excess of acquisition date fair value	—	(413)
Change in fair value of warrant liabilities	10,370	—
Stock compensation expense	4,202	(171)
Provision for doubtful accounts	55	27
Deferred income taxes	63	82
Inventory write-downs	1,626	597
Cloud computing arrangements development costs	(640)	(1,158)
Other, net	(629)	(511)
Changes in current assets and liabilities:
Accounts receivable, net	(2,407)	3,064
Accounts receivable from related party	118	(1,124)
Inventories	(4,585)	(11,321)
Other current assets	1,905	1,892
Accounts payable and accrued liabilities	(1,357)	4,143
Accounts payable to related party	10,591	—
Net cash used by operating activities	(41,195)	(37,644)
Cash flows from investing activities:
Capital expenditures	(8,175)	(5,722)
Net cash used by investing activities	(8,175)	(5,722)
Cash flows from financing activities:
Proceeds received from exercise of warrants (Note 7)	2	—
Borrowings on notes payable to related party (Note 11)	—	15,333
Payment of contingent consideration up to acquisition date fair value	—	(1,767)
Transfers from H-D (Note 11)	—	32,497
Net cash provided by financing activities	2	46,063
Net (decrease) increase in cash and cash equivalents	$(49,368)	$2,697

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$265,240	$2,668
Net (decrease) increase in cash and cash equivalents	(49,368)	2,697
Cash and cash equivalents—end of period	$215,872	$5,365
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800
Net loss	—	—	—	(21,147)	—	—	(21,147)
Share-based compensation expense	6	—	1,824	—	—	—	1,824
Balance, March 31, 2023	202,409	20	331,042	(43,585)	—	—	287,477
Net loss	—	—	—	(40,732)	—	—	(40,732)
Share-based compensation expense	—	—	2,378	—	—	—	2,378
Shareholder warrants exercised	—	—	6	—	—	—	6
Balance, June 30, 2023	202,409	$20	$333,426	$(84,317)	$—	$—	$249,129

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2021	—	$—	$—	$—	$145	$19,780	$19,925
Net loss prior to Business Combination	—	—	—	—	—	(15,979)	(15,979)
Other comprehensive loss, net of tax	—	—	—	—	(100)	—	(100)
Net contribution from H-D	—	—	—	—	—	19,051	19,051
Balance, March 27, 2022	—	—	—	—	45	22,852	22,897
Net loss prior to Business Combination	—	—	—	—	—	(19,578)	(19,578)
Other comprehensive loss, net of tax	—	—	—	—	6	—	6
Net contribution from H-D	—	—	—	—	—	34,060	34,060
Balance, June 26, 2022	—	$—	$—	$—	$51	$37,334	$37,385

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

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC has been treated as the acquired company for financial reporting purposes. The net assets of ABIC were stated at carrying value, with no goodwill or other intangible assets recorded. Operations presented in the Consolidated financial statements for the periods prior to the consummation of the Business Combination are those of Legacy LiveWire.

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

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim Consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheet as of June 30, 2023, and the Consolidated statements of operations and comprehensive loss and the Consolidated statements of shareholders’ equity for the three and six months ended June 30, 2023 and June 26, 2022, and the Consolidated statements of cash flows for the six months ended June 30, 2023 and June 26, 2022.

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Electric Motorcycles
Electric motorcycles	$681	$4,874	$2,092	$6,982
Parts, accessories and apparel	81	275	152	483
	$762	$5,149	$2,244	$7,465
STACYC
Electric balance bikes	$5,276	$6,488	$10,784	$13,810
Parts, accessories and apparel	988	869	1,760	1,632
	$6,264	$7,357	$12,544	$15,442
Total Revenue, net	$7,026	$12,506	$14,788	$22,907

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

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were $250 thousand during the three and six months ended June 30, 2023 and were not material for the three and six months ended June 26, 2022.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles. Contract liabilities are recognized as revenue once the Company performs under the contract. Contract liabilities of $206 thousand and $163 thousand were included in Accrued liabilities in the Company's Consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Previously recorded contract liabilities recognized as revenue in the three months ended June 30, 2023 and June 26, 2022 was $85 thousand and $895 thousand, respectively, and $163 thousand and $2,185 thousand in the six months ended June 30, 2023 and June 26, 2022, respectively. The Company expects to recognize all $206 thousand of the remaining unearned revenue in 2023.

4. Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2023 was (0.1)% compared to (0.5)% for the six months ended June 26, 2022.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Net loss	$(40,732)	$(19,578)	$(61,879)	$(35,557)

Basic weighted-average shares outstanding	202,409	161,000	202,407	161,000
Effect of dilutive securities – Warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	202,409	161,000	202,407	161,000
Earnings per share (1):
Basic	$(0.20)	$(0.12)	$(0.31)	$(0.22)
Diluted	$(0.20)	$(0.12)	$(0.31)	$(0.22)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Prior to the Business Combination date, the Company did not have any issued and outstanding common stock or any common share equivalents. Accordingly, for the three and six months ended June 26, 2022, the net loss per share was calculated based on the 161,000,000 shares of Common Stock distributed to H-D in exchange for the membership interests of Legacy LiveWire. At the time of the Business Combination, additional shares of Common Stock were issued, which are reflected in the weighted average number of shares of common stock outstanding as of June 30, 2023.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and six months ended June 30, 2023, employee stock compensation plan awards representing 731 thousand and 302 thousand underlying common shares, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For three and six months ended June 30, 2023, warrants representing 42,182 thousand and 47,502 thousand underlying common shares, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. There were no anti-dilutive employee stock compensation awards or warrants for the three and six months ended June 26, 2022. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. Inventories, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and work in process	$2,793	$48
Electric motorcycles and electric balance bikes	26,150	25,291
Parts and accessories and apparel	3,231	3,876
Inventories, net	$32,174	$29,215

Accrued liabilities primarily include accrued capital expenditures of $4,825 thousand, accrued payroll and employee benefits of $4,428 thousand, and accrued engineering costs of $3,759 thousand as of June 30, 2023. Accrued liabilities primarily include accrued capital expenditures of $7,748 thousand, accrued payroll and employee benefits of $4,641 thousand, and accrued engineering costs of $4,377 thousand as of December 31, 2022.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,999,490 and 19,999,990 Public Warrants outstanding as of June 30, 2023 and December 31, 2022, respectively, and 10,500,000 Private Warrants outstanding as of both June 30, 2023 and December 31, 2022.

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

Redemption of Warrants when the price per Common Stock share equals or exceeds $10.00: Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table, based on the redemption date and the “fair market value” of Common Stock;
•if, and only if, the closing price of the shares of Common Stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the Warrant holders; and
•if the closing price of the shares of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Warrants, as described above.

Private Placement Warrants

The Private Placement Warrants have terms and provisions that are similar to those of the Public Warrants, including as to the exercise price, exercisability and exercise period. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or its permitted transferees and the reference value exceeds $18.00 per share. The initial Private Placement Warrant purchasers, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis if the reference value is between $10.00 and $18.00. If the Private Placement Warrants are held by holders other than AEA-Bridges Impact Sponsor, LLC (the “Sponsor”) or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

There was no redemptions and a de minimis amount of exercises of the Public Warrants during the three and six months ended June 30, 2023. There were no exercises or redemptions of the Private Warrants during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, the Company recognized expense of $11,438 thousand and $10,370 thousand, respectively, as a change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $18,757 thousand and $8,388 thousand as of June 30, 2023 and December 31, 2022, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$213,000	$—	$—	$213,000
Liabilities:
Public Warrants	$12,300	$—	$—	$12,300
Private Placement Warrants	—	6,457	—	6,457
Share-based awards settled in cash	840	—	—	840
	$13,140	$6,457	$—	$19,597
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$257,000	$—	$—	$257,000
Liabilities:
Public Warrants	$5,500	$—	$—	$5,500
Private Placement Warrants	—	2,888	—	2,888
Share-based awards settled in cash	1,618	—	—	1,618
	$7,118	$2,888	$—	$10,006

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

Share-based awards settled in cash

Share-based awards settled in cash represent grants of share-based awards that will be settled with employees in cash, and are presented within Accrued liabilities and Other long-term liabilities in the Consolidated balance sheets. They are valued using the market price of the Company’s and Parent’s stock and are remeasured at each balance sheet date, and are classified under Level 1 under the fair value hierarchy.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Balance, beginning of period	$600	$1,080	$566	$1,095
Warranties issued during the period	36	64	105	95
Settlements made during the period	(74)	(204)	(106)	(342)
Currency Translation Adjustments	—	(27)	—	(43)
Recalls and changes to pre-existing warranty liabilities	—	16	(3)	124
Balance, end of period	$562	$929	$562	$929

There was no liability for recall campaigns as of June 30, 2023 and December 31, 2022, respectively. As of June 26, 2022, a liability for pre-transaction recall campaigns of $266 thousand related to certain H-D branded electric motorcycles was retained by H-D in connection with the Separation and Business Combination.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no material product liability claims as of June 30, 2023 and December 31, 2022, respectively.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
During the three and six months ended June 30, 2023, there were $3,957 thousand and $8,189 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the Consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, there was $16,324 thousand and $5,733 thousand due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets, respectively. Of the amount outstanding to H-D as of June 30, 2023, $5,632 thousand is associated with inventory purchased under the Contract Manufacturing Agreement, $6,992 thousand is associated with services under the various service agreements with H-D, and $3,700 thousand related to a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Of the amount outstanding to H-D as of December 31, 2022, $1,942 thousand is associated with inventory purchased under the Contract Manufacturing Agreement and $3,791 thousand is associated with services under the various service agreements with H-D.
During the three and six months ended June 30, 2023, the Company purchased $1,040 thousand and $5,640 thousand, respectively, of inventory from H-D as part of the Contract Manufacturing Agreement.
Other transactions
Sales of electric motorcycles and related products to independent dealers and customers are primarily financed through Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of June 30, 2023 and December 31, 2022, there is $399 thousand and $388 thousand due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
During the three and six months ended June 30, 2023, the Company recorded $5 thousand and $10 thousand, respectively, in related party sales between the Company and H-D with $3 thousand and $6 thousand, respectively, in cost of sales. All sales were for the STACYC segment which sells electric balance bikes to H-D. As of June 30, 2023 and December 31, 2022, there was $7 thousand and $137 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. This is classified as an operating lease. As of June 30, 2023, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the Consolidated balance sheets were $329 thousand, $143 thousand, and $186 thousand, respectively. As of December 31, 2022, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the Consolidated balance sheets were $398 thousand, $140 thousand, and $258 thousand, respectively. In addition, the Company incurred $44 thousand and $88 thousand, respectively, in rent expense during the three and six months ended June 30, 2023, which is included within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.
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
Manufacturing cost of sales
The Company’s electric motorcycles are produced in manufacturing facilities shared with H-D. Certain costs of goods sold for shared facilities and shared manufacturing of $1,945 thousand and $2,808 thousand, respectively, for the three and six months ended June 26, 2022 were specifically identified or allocated, mainly based on standard cost of production.
Operating expense allocation
H-D provided technology support, marketing, engineering, shared assets, finance, and other corporate and administrative services such as treasury, human resources, and legal, to the Company. These expenses of $1,417 thousand and $1,707 thousand, respectively, for the three and six months ended June 26, 2022 have been allocated to the Company and are included in Selling, administrative and engineering expense in the Consolidated statements of operations and comprehensive loss, where direct assignment of costs incurred by H-D was not possible or practical. These costs were allocated using related drivers associated with the nature of the business, such as gross revenue and wholesale motorcycle shipments. As a result, the allocations of these costs fluctuated based on changes in these drivers. Other cost allocation metrics, such as headcount and square footage, were not deemed appropriate given the Company’s reliance on facilities and personnel that are shared with H-D.
Cash management and financing
Prior to the Business Combination, the Company’s treasury function maintained by H-D utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management approach, H-D provided funds to the Company.
During the six months ended June 26, 2022, the Company borrowed $15,333 thousand under lines of credit agreements with H-D. Pursuant to the Separation Agreement, H-D elected to settle all notes payable to related party outstanding as of June 24, 2022, including accrued interest, through capital contribution and without any cash being exchanged between the Company and H-D. The settlement includes the principal amount and accrued interest of $20,766 thousand and $844 thousand, respectively. The capital contribution to settle the notes payable and accrued interest increased the Net Parent company investment.
Cash transfers from H-D related to services and funding for operations provided by H-D were $32,497 thousand for the six months ended June 26, 2022. Net contributions from H-D are included within Net Parent company investment in the Consolidated statements of shareholders' equity.

12. Reportable Segments

The Company operates in two segments: Electric Motorcycles and STACYC. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Company’s products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealer and through online sales, and direct to customers through select international partners, primarily in the United States and Europe.

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

Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Electric Motorcycles
Revenue, net	$762	$5,149	$2,244	$7,465
Cost of goods sold	6,092	8,554	8,532	13,627
Selling, administrative and engineering expense	26,568	16,795	50,379	30,721
Operating loss	(31,898)	(20,200)	(56,667)	(36,883)
STACYC
Revenue, net	6,264	7,357	12,544	15,442
Cost of goods sold	3,874	4,342	7,932	9,617
Selling, administrative and engineering expense	2,476	2,171	4,836	3,997
Operating (loss) income	(86)	844	(224)	1,828
Operating loss	$(31,984)	$(19,356)	$(56,891)	$(35,055)

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

Electric motorcycles are sold at wholesale to a network of independent retail partners, at retail through a Company-owned dealership, through online sales and direct to customers through select international partners. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online. As discussed below, on September 26, 2022 as part of the Business Combination, the Company, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

For the three months ended June 30, 2023, the Company’s net loss was $40,732 thousand compared to $19,578 thousand for the three months ended June 26, 2022, and was $61,879 thousand for the six months ended June 30, 2023 compared to $35,557 thousand for the six months ended June 26, 2022. The Company’s net losses reflect the start-up nature of the Company’s business including investments in product development as the Company continues to focus on technological innovation to support future products and growth, and investments in talent and capabilities to support the new Company.

For the three months ended June 30, 2023, the Electric Motorcycles segment operating loss was $31,898 thousand, compared to an operating loss of $20,200 thousand for the three months ended June 26, 2022, and was $56,667 thousand for the six months ended June 30, 2023 compared to $36,883 thousand for the six months ended June 26, 2022. The operating loss was driven by the cost of standing up a new organization, including growing headcount and back-office support, increased costs to advance the Company’s electric vehicle systems, and to deliver the S2 platform. Refer to the Electric Motorcycles segment analysis below for further discussion.

For the three months ended June 30, 2023, the STACYC segment operating loss was $86 thousand, as compared to operating income of $844 thousand for the three months ended June 26, 2022, and was an operating loss of $224 thousand for the six months ended June 30, 2023 compared to operating income of $1,828 thousand for the six months ended June 26, 2022. The operating loss was driven by lower volumes from retail partners. Refer to the STACYC segment analysis below for further discussion.

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

2023 Outlook

For 2023, the Company’s focus continues to be on investment into product development, including advancing the technologies, platforms and products that are expected to further the Company’s position as pioneers of the industry. The Company plans to continue to expand the LiveWire brand globally in 2023 with the recent introduction of the LiveWire ONE electric motorcycle to the European market and the planned production of S2 Del Mar in the third quarter.

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

•Company retail motorcycle unit sales – The Company defines Company retail motorcycle unit sales as the number of new electric motorcycles sold at retail by the Company through its Company-owned dealer, through online sales or direct to customers through select international partners for which the Company recognized revenue during the period. The Company began selling electric motorcycles direct to retail consumers in the third quarter of 2021.

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
The following table details the key business metric amounts for the periods indicated:

	Three months ended		Six months ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Wholesale motorcycle unit sales	9	170	54	252
Company retail motorcycle unit sales	24	55	42	70
Total LiveWire motorcycle unit sales (1)	33	225	96	322

Retail motorcycle unit sales:
Company retail motorcycle unit sales (2)	24	55	42	70
Independent retail partners (3)	40	157	74	299
Total retail motorcycle unit sales	64	212	116	369

Electric balance bike unit sales:
US	4,400	6,297	11,668	12,372
International	3,806	3,181	4,766	12,558
Total electric balance bike unit sales	8,206	9,478	16,434	24,930
(1) During the three and six months ended June 26, 2022, the Company sold 21 units and 46 units, respectively, of H-D branded LiveWire motorcycles.
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

The following table details the number of retail partners:

	As of	As of
	June 30, 2023	December 31, 2022
Electric Motorcycles
Company-owned dealer	1	1
Independent retail partners	118	75
Total Electric Motorcycles Retail Partners	119	76

STACYC
Independent retail partners:
U.S.	1,982	1,979
International	130	127
Total STACYC Independent Retail Partners	2,112	2,106
The Electric Motorcycles independent retail partners shown above include those that have been contracted by the Company to sell LiveWire motorcycles. As of June 30, 2023 and December 31, 2022, this total includes 8 and 13 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. The Company intends to grow this network as it expands its distribution capabilities. After the Business Combination, the remaining inventory of H-D branded LiveWire motorcycles was owned by H-D, and any related sales are recognized by H-D. The H-D branded LiveWire motorcycles were retailed through the H-D dealership network until the remaining inventory is depleted.

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

Results of Operations

The following table presents consolidated results of operations for the three months ended June 30, 2023 and June 26, 2022 (in thousands):

	Three months ended
	June 30, 2023	June 26, 2022	$ Change	% Change
Operating loss from Electric Motorcycles	$(31,898)	$(20,200)	$(11,698)	57.9%
Operating (loss) income from STACYC	(86)	844	(930)	(110.2)%
Operating loss	(31,984)	(19,356)	(12,628)	65.2%
Other income, net	—	87	(87)	(100.0)%
Interest expense related party	—	(198)	198	(100.0)%
Interest income (expense)	2,754	(16)	2,770	nm
Change in fair value of warrant liabilities	(11,438)	—	(11,438)	nm
Loss before income taxes	(40,668)	(19,483)	(21,185)	108.7%
Income tax provision	64	95	(31)	(32.6)%
Net loss	(40,732)	(19,578)	$(21,154)	108.0%
Other comprehensive loss:
Foreign currency translation adjustments	—	6	(6)	(100.0)%
Comprehensive loss	$(40,732)	$(19,572)	$(21,160)	108.1%
Net loss per share, basic and diluted	$(0.20)	$(0.12)	$(0.08)	66.7%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $31,984 thousand for the three months ended June 30, 2023 compared to an operating loss of $19,356 thousand for the three months ended June 26, 2022. The Electric Motorcycles segment reported an operating loss of $31,898 thousand for the three months ended June 30, 2023, as compared to an operating loss of $20,200 thousand for the three months ended June 26, 2022. The STACYC segment reported an operating loss of $86 thousand for the three months ended June 30, 2023, compared to operating income of $844 thousand for the three months ended June 26, 2022. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the three months ended June 26, 2022 was $87 thousand related to the Company’s allocation of non-service components of net periodic benefit plan benefits from H-D. H-D sponsors a qualified pension plan and a postretirement healthcare plan which covers eligible Company employees and retirees. Prior to the Business Combination, a portion of the related net periodic benefit plan income was allocated to the Company for the three months ended June 26, 2022 based on an estimated amount per plan participant and allocations of corporate and other shared functional personnel. Subsequent to the Business Combination, the Company did not have similar allocations of net periodic benefit plan income from H-D for the three months ended June 30, 2023, and the Company does not sponsor a qualified pension plan or postretirement healthcare plan.

Interest Expense Related Party

Interest expense related party for the three months ended June 26, 2022 was $198 thousand related to outstanding related party notes prior to their settlement on June 24, 2022. The Company did not have similar related party notes for the three months ended June 30, 2023.

Interest Income (Expense)

Interest income for the three months ended June 30, 2023 was $2,754 thousand compared to interest expense of $16 thousand for the three months ended June 26, 2022. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $213,000 thousand in money market funds as of June 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2023 was an expense of $11,438 thousand. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year results for the Company. The expense recognized was due to the increase in the estimated fair value of the warrants during the three months ended June 30, 2023, due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the three months ended June 30, 2023 was $64 thousand, as compared to income tax provision of $95 thousand for the three months ended June 26, 2022. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended June 30, 2023 and three months ended June 26, 2022 (in thousands):

	Three months ended
	June 30, 2023	June 26, 2022	$ Change	% Change
Revenue:
Electric motorcycles	$681	$4,874	$(4,193)	(86.0)%
Parts, accessories and apparel	81	275	(194)	(70.5)%
Revenue, net	762	5,149	(4,387)	(85.2)%
Cost of goods sold	6,092	8,554	(2,462)	(28.8)%
Gross profit	(5,330)	(3,405)	(1,925)	56.5%
Operating expenses:
Selling, administrative and engineering expense	26,568	16,795	9,773	58.2%
Operating loss	$(31,898)	$(20,200)	$(11,698)	57.9%

Revenue

Revenue for the three months ended June 30, 2023 decreased by $4,387 thousand, or 85.2%, to $762 thousand from $5,149 thousand for the three months ended June 26, 2022. The decrease was primarily due to lower revenue from electric motorcycles of $4,193 thousand. The 86.0% decrease in revenues from electric motorcycles was primarily driven by lower unit sales of LiveWire ONE units and the inclusion of 21 H-D branded LiveWire units during the three months ended June 26, 2022, prior to the Separation.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 decreased by $2,462 thousand, or 28.8%, to $6,092 thousand from $8,554 thousand for the three months ended June 26, 2022. The decrease was primarily due to lower volumes as discussed above and $2,904 thousand of H-D cost of goods sold expense allocated as part of the carve-out standalone financial statements during the three months ended June 26, 2022 which did not repeat subsequent to the Business Combination. This decrease was partially offset by expense of $3,700 thousand related to a liability for excess inventory held by H-D.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2023 increased by $9,773 thousand, or 58.2%, to $26,568 thousand from $16,795 thousand for the three months ended June 26, 2022. The increase was primarily due to costs to advance the Company’s electric vehicle systems, and to deliver the S2 platform, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended June 30, 2023 and three months ended June 26, 2022 (in thousands):

	Three months ended
	June 30, 2023	June 26, 2022	$ Change	% Change
Revenue:
Electric balance bikes	$5,276	$6,488	$(1,212)	(18.7)%
Parts, accessories and apparel	988	869	119	13.7%
Revenue, net	6,264	7,357	(1,093)	(14.9)%
Cost of goods sold	3,874	4,342	(468)	(10.8)%
Gross profit	2,390	3,015	(625)	(20.7)%
Operating expenses:
Selling, administrative and engineering expense	2,476	2,171	305	14.0%
Operating (loss) income	$(86)	$844	$(930)	(110.2)%

Revenue

Revenue for the three months ended June 30, 2023 decreased by $1,093 thousand, or 14.9%, to $6,264 thousand from $7,357 thousand for the three months ended June 26, 2022. The decrease was primarily due to lower revenue from electric balance bikes of $1,212 thousand. The decrease in revenue from electric balance bikes was driven by lower shipment volumes of $1,092 thousand driven by lower revenue from retail partners, along with a shift in product mix and pricing of $120 thousand driven by promotions on the 12- and 16-inch electric balance bikes during the three months ended June 30, 2023.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 decreased by $468 thousand, or 10.8%, to $3,874 thousand from $4,342 thousand for the three months ended June 26, 2022. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2023 increased by $305 thousand, or 14.0%, to $2,476 thousand from $2,171 thousand for the three months ended June 26, 2022. The increase was primarily due to an increase in advertising costs to support growth of the business.

Results of Operations

The following table presents consolidated results of operations for the six months ended June 30, 2023 and June 26, 2022 (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022	$ Change	% Change
Operating loss from Electric Motorcycles	$(56,667)	$(36,883)	$(19,784)	53.6%
Operating (loss) income from STACYC	(224)	1,828	(2,052)	(112.3)%
Operating loss	(56,891)	(35,055)	(21,836)	62.3%
Other income, net	—	156	(156)	(100.0)%
Interest expense related party	—	(475)	475	(100.0)%
Interest income (expense)	5,446	(20)	5,466	nm
Change in fair value of warrant liabilities	(10,370)	—	(10,370)	nm
Loss before income taxes	(61,815)	(35,394)	(26,421)	74.6%
Income tax provision	64	163	(99)	(60.7)%
Net loss	(61,879)	(35,557)	$(26,322)	74.0%
Other comprehensive loss:
Foreign currency translation adjustments	—	(94)	94	(100.0)%
Comprehensive loss	$(61,879)	$(35,651)	$(26,228)	73.6%
Net loss per share, basic and diluted	$(0.31)	$(0.22)	$(0.09)	40.9%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $56,891 thousand for the six months ended June 30, 2023 compared to an operating loss of $35,055 thousand for the six months ended June 26, 2022. The Electric Motorcycles segment reported an operating loss of $56,667 thousand for the six months ended June 30, 2023, as compared to an operating loss of $36,883 thousand for the six months ended June 26, 2022. The STACYC segment reported an operating loss of $224 thousand for the six months ended June 30, 2023, compared to operating income of $1,828 thousand for the six months ended June 26, 2022. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the six months ended June 26, 2022 was $156 thousand related to the Company’s allocation of non-service components of net periodic benefit plan benefits from H-D. H-D sponsors a qualified pension plan and a postretirement healthcare plan which covers eligible Company employees and retirees. Prior to the Business Combination, a portion of the related net periodic benefit plan income was allocated to the Company for the six months ended June 26, 2022 based on an estimated amount per plan participant and allocations of corporate and other shared functional personnel. Subsequent to the Business Combination, the Company did not have similar allocations of net periodic benefit plan income from H-D for the six months ended June 30, 2023, and the Company does not sponsor a qualified pension or postretirement healthcare plan.

Interest Expense Related Party

Interest expense related party for the six months ended June 26, 2022 was $475 thousand related to outstanding related party notes payable prior to their settlement on June 24, 2022. The Company did not have similar related party notes for the six months ended June 30, 2023.

Interest Income (Expense)

Interest income for the six months ended June 30, 2023 was $5,446 thousand compared to interest expense of $20 thousand for the six months ended June 26, 2022. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $213,000 thousand in money market funds as of June 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2023 was an expense of $10,370 thousand. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year results for the Company. The expense recognized was due to the increase in the estimated fair value of the warrants during the six months ended June 30, 2023, due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the six months ended June 30, 2023 was $64 thousand, as compared to income tax provision of $163 thousand for the six months ended June 26, 2022. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the six months ended June 30, 2023 and six months ended June 26, 2022 (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022	$ Change	% Change
Revenue:
Electric motorcycles	$2,092	$6,982	$(4,890)	(70.0)%
Parts, accessories and apparel	152	483	(331)	(68.5)%
Revenue, net	2,244	7,465	(5,221)	(69.9)%
Cost of goods sold	8,532	13,627	(5,095)	(37.4)%
Gross profit	(6,288)	(6,162)	(126)	2.0%
Operating expenses:
Selling, administrative and engineering expense	50,379	30,721	19,658	64.0%
Operating loss	$(56,667)	$(36,883)	$(19,784)	53.6%

Revenue

Revenue for the six months ended June 30, 2023 decreased by $5,221 thousand, or 69.9%, to $2,244 thousand from $7,465 thousand for the six months ended June 26, 2022. The decrease was primarily due to lower revenue from electric motorcycles of $4,890 thousand. The 70.0% decrease in revenues from electric motorcycles was primarily driven by lower unit sales of LiveWire ONE units and the inclusion of 46 H-D branded LiveWire units during the six months ended June 26, 2022, prior to the accounting carve-out.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 decreased by $5,095 thousand, or 37.4%, to $8,532 thousand from $13,627 thousand for the six months ended June 26, 2022. The decrease was primarily due to lower shipments of electric motorcycles, in alignment with the decreased revenue described above and $4,330 thousand of H-D cost of goods sold expense allocated as part of the carve-out standalone financial statements during the six months ended June 26, 2022 which did not repeat subsequent to the Business Combination. This decrease was partially offset by expense of $3,700 thousand related to a liability for excess inventory held by H-D.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2023 increased by $19,658 thousand, or 64.0%, to $50,379 thousand from $30,721 thousand for the six months ended June 26, 2022. The increase was primarily due to costs incurred to advance the Company’s electric vehicle systems, and to deliver the S2 platform, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the six months ended June 30, 2023 and six months ended June 26, 2022 (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022	$ Change	% Change
Revenue:
Electric balance bikes	$10,784	$13,810	$(3,026)	(21.9)%
Parts, accessories and apparel	1,760	1,632	128	7.8%
Revenue, net	12,544	15,442	(2,898)	(18.8)%
Cost of goods sold	7,932	9,617	(1,685)	(17.5)%
Gross profit	4,612	5,825	(1,213)	(20.8)%
Operating expenses:
Selling, administrative and engineering expense	4,836	3,997	839	21.0%
Operating (loss) income	$(224)	$1,828	$(2,052)	(112.3)%

Revenue

Revenue for the six months ended June 30, 2023 decreased by $2,898 thousand, or 18.8%, to $12,544 thousand from $15,442 thousand for the six months ended June 26, 2022. The decrease was primarily due to lower revenue from electric balance bikes of $3,026 thousand. The decrease in revenue from electric balance bikes was driven by lower shipment volumes of $3,154 thousand primarily related to lower revenue with our retail partners, partially offset by favorable product mix and pricing of $128 thousand.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 decreased by $1,685 thousand, or 17.5%, to $7,932 thousand from $9,617 thousand for the six months ended June 26, 2022. The decrease was primarily due to lower shipment volumes, in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2023 increased by $839 thousand, or 21.0%, to $4,836 thousand from $3,997 thousand for the six months ended June 26, 2022. The increase was primarily due to an increase in advertising costs online and at motocross events to promote the domestic brand and growth of the business.

Other Matters

Commitments and Contingencies

The Company enters into purchase orders with vendors and other parties in the ordinary course of business. During the six months ended June 30, 2023, the Company entered into a long term commitment with a vendor to provide certain inventory components. As of June 30, 2023, the Company’s estimated payments are $1,308 thousand, $2,399 thousand, $2,399 thousand, and $500 thousand for remainder of fiscal year 2023 and for fiscal years 2024, 2025, and 2026, respectively. During the three months ended June 30, 2023, the Company recorded a liability of $3,700 thousand for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to note 11, Related Party Transactions, for discussion of commitments with H-D. Otherwise, there have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2022. Refer to Item 7 of our 2022 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2022.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $215,872 thousand and $265,240 thousand, respectively.

As an early growth company, the Company does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported the Company’s operating, investing and financing activities. Following the Business Combination, the Company received net proceeds of approximately $293.7 million as more fully described below.

On September 26, 2022, the Company consummated the Merger with ABIC resulting in net proceeds of approximately $293.7 million, including a $100 million investment from H-D and a $100 million investment from KYMCO. Additionally, the Company received ABIC’s cash held in trust account of $13.6 million and the $100 million equity backstop provided by the H-D Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of Common Stock for a purchase price of $10.00 per share pursuant to the terms of the Business Combination Agreement.

In the event of the exercise of any of Warrants for cash, the Company will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, the Company would receive an aggregate of approximately $350.8 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” the Company will not receive any proceeds upon such exercise. The Company expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. The Company believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds the Company would receive, is dependent upon the trading price of its Common Stock. As of June 30, 2023, the reported sales price of Common Stock was $11.81 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, the Company expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and the Company may receive no proceeds from the exercise of Warrants. As a result, the Company does not expect to rely on the cash exercise of Warrants to fund its operations and the Company does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. The Company will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. The Company instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

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

The Company’s material contractual operating cash commitments at June 30, 2023 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, the Company may be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2024.

Cash Flow Activity

The following table presents condensed highlights from the Company’s Consolidated statements of cash flows for the six months ended June 30, 2023 and June 26, 2022 (in thousands):

	Six months ended
	June 30, 2023	June 26, 2022
Net cash used by operating activities	$(41,195)	$(37,644)
Net cash used by investing activities	(8,175)	(5,722)
Net cash provided by financing activities	2	46,063
Net change in cash, cash equivalents and restricted cash	$(49,368)	$2,697

The overall decrease in cash during the six months ended June 30, 2023 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the six months ended June 30, 2023 and June 26, 2022. Net cash used in operating activities increased by $3,551 thousand to $41,195 thousand for the six months ended June 30, 2023 compared to $37,644 thousand for the six months ended June 26, 2022. The increase in negative cash flow from operating activities was primarily driven by the increase in net loss of $26,322 thousand, which resulted from lower electric balance bike volumes, increases in product development costs and costs to advance the Company’s electric vehicle systems, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new organization. The overall growth of the business also resulted in increases in net operating assets, primarily inventory and accounts receivable, and decreases in operating liabilities, primarily payables and accrued expenses due to timing of payments. These unfavorable changes in working capital were partially offset by favorable changes in accounts payable to related party and accounts receivable.

Investing Activities

Net cash used in investing activities increased by $2,453 thousand to $8,175 thousand for the six months ended June 30, 2023 compared to $5,722 thousand for the six months ended June 26, 2022. The increase was due to higher capital expenditures related to investments to support future products.

The Company expects to fund future cash flows used in investing activities with the financing raised through the Business Combination and PIPE Financing. The Company estimates capital expenditures to be between $15 million and $20 million in 2023.

Financing Activities

Net cash provided by financing activities decreased by $46,061 thousand to $2 thousand for the six months ended June 30, 2023 compared to $46,063 thousand for the six months ended June 26, 2022. The Company did not enter into any financing transactions or arrangements during the six months ended June 30, 2023, except for a de minimis amount of proceeds received related to the exercise of Warrants. During the six months ended June 26, 2022, the Company received cash transfers from H-D of $32,497 thousand and borrowed $15,333 thousand from H-D, which was partially offset by the payment of $1,767 thousand of contingent consideration related to the STACYC acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, the Company’s cash and cash equivalents amounted to $215,872 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

The Company sells electric balance bikes and its electric motorcycles and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, the Company’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies, however, the impact of such fluctuations on the Company’s operations to date are not material given the majority of the Company’s sales are currently in the U.S. The Company plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

We have completed the design and implemented remediation measures to strengthen the effectiveness and operation of our internal control environment. As of June 30,2023 the material weaknesses have been remediated.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above. During 2023, the Company has begun requiring one shipment for all complete electric balance bikes to satisfy the performance obligation, with any exceptions requiring review and approval by the Chief Accounting Officer, Director of Financial Reporting, and/or the Chief Financial Officer for appropriate accounting under GAAP. Additionally, the Company enhanced its control structure over the STACYC segment and implemented a control to require all material changes to business operations and new or amended customer contracts to be reviewed by the Chief Accounting Officer, Director of Financial Reporting, and/or the Chief Financial Officer for accounting impacts in accordance with GAAP. The Company has also enhanced its controls related to the review of material, manual journal entries to ensure the review is being completed by the appropriate level of management for assessment of accounting impacts in accordance with GAAP.

The applicable remedial controls as described above have been implemented and internally tested as of June 30, 2023. During the first quarter of 2023, the Company started the design testing of the remedial controls to validate the control design. In the second quarter of 2023, the remedial controls were implemented and tested by management and determined to be operating effectively. As such, the Company has concluded that the material weakness identified has been remediated.

Changes in Internal Control over Financial Reporting

As a result of the on-going remediation efforts described above, new or revised review controls over the Company’s financial reporting were implemented and tested as described above. These changes to the Company’s processes and controls have been subject to the Company’s program for evaluating the design and operating effectiveness of internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities for the three and six months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
10.1	LiveWire Group, Inc. Executive Severance Plan	8-K	001-41511	5/10/2023	10.1
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)					*
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

LiveWire Group, Inc.

Date:	August 9, 2023	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2023	/s/ Jon Carter
Jon Carter
Chief Accounting Officer
(Principal Accounting Officer)