Form 10-Q
period 2023-09-30
LiveWire Group, Inc.
filed 2023-11-08
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at November 3, 2023: 202,543,748 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended September 30, 2023

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

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects on the Company’s future business of competition, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse; the possibility that the Company may be adversely affected by other economic, business and/or competitive factor publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements are made as of the date of the filing of this report November 8, 2023, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Revenue, net	$8,144	$14,708	$22,932	$37,615
Costs and expenses:
Cost of goods sold	7,052	13,743	23,516	36,987
Selling, administrative and engineering expense	26,435	21,988	81,650	56,706
Total costs and expenses	33,487	35,731	105,166	93,693
Operating loss	(25,343)	(21,023)	(82,234)	(56,078)
Other income, net	—	79	—	235
Interest expense related party	—	—	—	(475)
Interest income (expense)	2,726	(3)	8,172	(23)
Change in fair value of warrant liabilities	8,038	—	(2,332)	—
Loss before income taxes	(14,579)	(20,947)	(76,394)	(56,341)
Income tax (benefit) provision	(1)	(4)	63	159
Net loss	(14,578)	(20,943)	(76,457)	(56,500)
Other comprehensive loss:
Foreign currency translation adjustments	(7)	(60)	(7)	(154)
Comprehensive loss	$(14,585)	$(21,003)	$(76,464)	$(56,654)

Net loss per share, basic and diluted (Note 5)	$(0.07)	$(0.13)	$(0.38)	$(0.35)
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$199,948	$265,240
Accounts receivable, net	4,593	2,325
Accounts receivable from related party	653	525
Inventories, net	32,789	29,215
Other current assets	1,946	4,625
Total current assets	239,929	301,930
Property, plant and equipment, net	37,692	31,567
Goodwill	8,327	8,327
Lease assets	2,216	3,128
Intangible assets, net	1,463	1,809
Other long-term assets	6,319	5,044
Total assets	$295,946	$351,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,379	$7,055
Accounts payable to related party	21,127	5,733
Accrued liabilities	18,492	20,343
Current portion of lease liabilities	1,399	1,312
Total current liabilities	45,397	34,443
Long-term portion of lease liabilities	905	1,913
Deferred tax liabilities	78	15
Warrant liabilities	10,631	8,388
Other long-term liabilities	397	246
Total liabilities	57,408	45,005
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of both September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 202,544 and 202,403 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in-capital	337,420	329,218
Accumulated deficit	(98,895)	(22,438)
Accumulated other comprehensive income	(7)	—
Total shareholders' equity	238,538	306,800
Total liabilities and shareholders' equity	$295,946	$351,805
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Nine months ended
	September 30, 2023	September 25, 2022
Cash flows from operating activities:
Net loss	$(76,457)	$(56,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,814	3,717
Payment of contingent consideration in excess of acquisition date fair value	—	(413)
Change in fair value of warrant liabilities	2,332	—
Stock compensation expense	6,566	(171)
Provision for doubtful accounts	45	99
Deferred income taxes	63	68
Inventory write-downs	1,664	702
Cloud computing arrangements development costs	(470)	(2,822)
Other, net	(677)	(209)
Changes in current assets and liabilities:
Accounts receivable, net	(2,313)	3,465
Accounts receivable from related party	(128)	(466)
Inventories	(5,238)	(17,518)
Other current assets	2,679	2,615
Accounts payable and accrued liabilities	(2,149)	3,243
Accounts payable to related party	15,393	—
Net cash used by operating activities	(55,876)	(64,190)
Cash flows from investing activities:
Capital expenditures	(10,970)	(8,927)
Net cash used by investing activities	(10,970)	(8,927)
Cash flows from financing activities:
Deposit in advance of business combination (Note 1)	—	100,000
Proceeds received from exercise of warrants (Note 7)	1,554	—
Borrowings on notes payable to related party (Note 11)	—	15,333
Payment of contingent consideration up to acquisition date fair value	—	(1,767)
Transfers from H-D (Note 11)	—	59,051
Net cash provided by financing activities	1,554	172,617
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,292)	$99,500

Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash—beginning of period	$265,240	$2,668
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,292)	99,500
Cash, cash equivalents and restricted cash—end of period	$199,948	$102,168

Reconciliation of cash, cash equivalents and restricted cash on the Consolidated balance sheets to the Consolidated statements of cash flows:
Cash	$199,948	$2,168
Restricted cash	—	100,000
Cash, cash equivalents and restricted cash per the Consolidated statements of cash flows	$199,948	$102,168

The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800
Net loss	—	—	—	(21,147)	—	—	(21,147)
Share-based compensation expense	6	—	1,824	—	—	—	1,824
Balance, March 31, 2023	202,409	20	331,042	(43,585)	—	—	287,477
Net loss	—	—	—	(40,732)	—	—	(40,732)
Share-based compensation expense	—	—	2,378	—	—	—	2,378
Shareholder warrants exercised	—	—	6	—	—	—	6
Balance, June 30, 2023	202,409	20	333,426	(84,317)	—	—	249,129
Net loss	—	—	—	(14,578)	—	—	(14,578)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Share-based compensation expense	—	—	2,364	—	—	—	2,364
Shareholder warrants exercised	135	—	1,630	—	—	—	1,630
Balance, September 30, 2023	202,544	$20	$337,420	$(98,895)	$(7)	$—	$238,538

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Total
	Issued shares	Balance
Balance, December 31, 2021	—	$—	$—	$—	$145	$19,780	$19,925
Net loss prior to Business Combination	—	—	—	—	—	(15,979)	(15,979)
Other comprehensive loss, net of tax	—	—	—	—	(100)	—	(100)
Net contribution from H-D	—	—	—	—	—	19,051	19,051
Balance, March 27, 2022	—	—	—	—	45	22,852	22,897
Net loss prior to Business Combination	—	—	—	—	—	(19,578)	(19,578)
Other comprehensive loss, net of tax	—	—	—	—	6	—	6
Net contribution from H-D	—	—	—	—	—	34,060	34,060
Balance, June 26, 2022	—	—	—	—	51	37,334	37,385
Net loss prior to Business Combination	—	—	—	—	—	(20,943)	(20,943)
Other comprehensive loss, net of tax	—	—	—	—	(60)	—	(60)
Net contribution from H-D	—	—	—	—	—	26,811	26,811
Balance, September 25, 2022	—	$—	$—	$—	$(9)	$43,202	$43,193

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

Pursuant to investment agreements entered into in connection with the Business Combination Agreement, the KYMCO Group agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100 million (the “KYMCO PIPE Investment”). The Company received a $100 million cash deposit from KYMCO during the quarter ended September 25, 2022 in advance of the pending transaction close. The $100 million cash deposit was included in Restricted Cash on the Consolidated balance sheet as of September 25, 2022.

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

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim Consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Consolidated balance sheet as of September 30, 2023, and the Consolidated statements of operations and comprehensive loss for the three and nine month periods then ended September 30, 2023 and September 25, 2022, the Consolidated statements of shareholders’ equity for the three and nine month periods then ended September 30, 2023 and September 25, 2022, and the Consolidated statements of cash flows for the nine months ended September 30, 2023 and September 25, 2022.

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

2. New Accounting Standards

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s Consolidated financial statements.
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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Electric Motorcycles
Electric motorcycles	$1,156	$4,638	$3,248	$11,620
Parts, accessories and apparel	182	298	334	781
	$1,338	$4,936	$3,582	$12,401
STACYC
Electric balance bikes	$5,737	$9,088	$16,521	$22,898
Parts, accessories and apparel	1,069	684	2,829	2,316
	$6,806	$9,772	$19,350	$25,214
Total Revenue, net	$8,144	$14,708	$22,932	$37,615

Revenue from the sale of electric motorcycles, electric balance bikes, as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers.

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

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material for the three and nine months ended September 30, 2023 and September 25, 2022.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs in Cost of goods sold. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its electric motorcycles, electric balance bikes, and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles. Contract liabilities are recognized as revenue once the Company performs under the contract. Contract liabilities of $428 thousand and $163 thousand were included in Accrued liabilities in the Company's Consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Previously recorded contract liabilities recognized as revenue in the three months ended September 30, 2023 and September 25, 2022 was $0 and $233 thousand, respectively, and $163 thousand and $1,644 thousand in the nine months ended September 30, 2023 and September 25, 2022, respectively. The Company expects to recognize all $428 thousand of the remaining unearned revenue in 2023.

4. Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2023 was (0.1)% compared to (0.3)% for the nine months ended September 25, 2022.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Net loss	$(14,578)	$(20,943)	$(76,457)	$(56,500)

Basic weighted-average shares outstanding	202,529	161,000	202,448	161,000
Effect of dilutive securities – Warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	202,529	161,000	202,448	161,000
Earnings per share (1):
Basic	$(0.07)	$(0.13)	$(0.38)	$(0.35)
Diluted	$(0.07)	$(0.13)	$(0.38)	$(0.35)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Prior to the Business Combination date, the Company did not have any issued and outstanding common stock or any common share equivalents. Accordingly, for the three and nine months ended September 25, 2022, the net loss per share was calculated based on the 161,000,000 shares of Common Stock distributed to H-D in exchange for the membership interests of Legacy LiveWire. At the time of the Business Combination, additional shares of Common Stock were issued, which are reflected in the weighted average number of shares of common stock outstanding as of September 30, 2023.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and nine months ended September 30, 2023, 3,334 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For three and nine months ended September 30, 2023, 30,365 thousand of Warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. There were no anti-dilutive employee stock compensation awards or warrants for the three and nine months ended September 25, 2022. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. Inventories, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and work in process	$1,259	$48
Electric motorcycles and electric balance bikes	28,451	25,291
Parts and accessories and apparel	3,079	3,876
Inventories, net	$32,789	$29,215

Accrued liabilities primarily include accrued capital expenditures of $5,371 thousand, accrued payroll and employee benefits of $6,015 thousand, and accrued engineering costs of $3,391 thousand as of September 30, 2023. Accrued liabilities primarily include accrued capital expenditures of $7,748 thousand, accrued payroll and employee benefits of $4,641 thousand, and accrued engineering costs of $4,377 thousand as of December 31, 2022.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,418 and 19,999,990 Public Warrants outstanding as of September 30, 2023 and December 31, 2022, respectively, and 10,500,000 Private Warrants outstanding as of both September 30, 2023 and December 31, 2022.

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

There were no redemptions and exercises of 135 thousand of the Public Warrants during the three and nine months ended September 30, 2023. There were no exercises or redemptions of the Private Warrants during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recognized income of $8,038 thousand and expense of $2,332 thousand, respectively, as a change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $10,631 thousand and $8,388 thousand as of September 30, 2023 and December 31, 2022, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$197,000	$—	$—	$197,000
Liabilities:
Public Warrants	$6,955	$—	$—	$6,955
Private Placement Warrants	—	3,676	—	3,676
Share-based awards settled in cash	951	—	—	951
	$7,906	$3,676	$—	$11,582
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$257,000	$—	$—	$257,000
Liabilities:
Public Warrants	$5,500	$—	$—	$5,500
Private Placement Warrants	—	2,888	—	2,888
Share-based awards settled in cash	1,618	—	—	1,618
	$7,118	$2,888	$—	$10,006

There were no significant assets or liabilities on the Company’s Consolidated balance sheets measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

Money Market Funds

Money market funds include highly liquid investments with an original maturity of three or fewer months and are presented within Cash and cash equivalents in the Consolidated balance sheets. They are valued using quoted market prices in active markets and are classified under Level 1 within the fair value hierarchy.

Warrant Liabilities

The Public Warrants are publicly traded under the symbol “LVWR WS” and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The fair value of the Private Placement Warrants was determined using the closing price of the Public Warrants as the Private Placement Warrants have terms and provisions that are economically similar to those of the Public Warrants. The Private Placement Warrants are classified as Level 2 of the fair value hierarchy due to the use of an observable market quote for a similar asset in an active market.

Share-based awards settled in cash

Share-based awards settled in cash represent grants of share-based awards that will be settled with employees in cash and are presented within Accrued liabilities and Other long-term liabilities in the Consolidated balance sheets. They are valued using the market price of the Company’s and Parent’s stock and are remeasured at each balance sheet date and are classified under Level 1 under the fair value hierarchy.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Balance, beginning of period	$562	$929	$566	$1,095
Warranties issued during the period	55	543	160	638
Settlements made during the period	(99)	(246)	(205)	(588)
Currency Translation Adjustments	—	(34)	—	(77)
Recalls and changes to pre-existing warranty liabilities	—	64	(3)	188
Balance, end of period	$518	$1,256	$518	$1,256

There was no liability for recall campaigns as of September 30, 2023 and December 31, 2022. As of September 25, 2022, a liability for pre-transaction warranties and recall campaigns of $787 thousand related to certain H-D branded electric motorcycles was retained by H-D in connection with the Separation and Business Combination.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no material product liability claims as of September 30, 2023 and December 31, 2022.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
During the three and nine months ended September 30, 2023, there were $3,338 thousand and $11,527 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the Consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, there was $21,127 thousand and $5,733 thousand due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets, respectively. Of the amount outstanding to H-D as of September 30, 2023, $7,411 thousand is associated with inventory purchased under the Contract Manufacturing Agreement, $9,959 thousand is associated with services under the various service agreements with H-D, and $3,757 thousand is related to a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Of the amount outstanding to H-D as of December 31, 2022, $1,942 thousand is associated with inventory purchased under the Contract Manufacturing Agreement and $3,791 thousand is associated with services under the various service agreements with H-D.
During the three and nine months ended September 30, 2023, the Company purchased $1,566 thousand and $7,206 thousand, respectively, of inventory from H-D as part of the Contract Manufacturing Agreement.
Other transactions
Sales of electric motorcycles and related products to independent dealers and customers are primarily financed through Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of September 30, 2023 and December 31, 2022, there is $621 thousand and $388 thousand due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
During the three and nine months ended September 30, 2023, the Company recorded $41 thousand and $51 thousand, respectively, in related party sales between the Company and H-D with $26 thousand and $33 thousand, respectively, in cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes to H-D. As of September 30, 2023 and December 31, 2022, there was $32 thousand and $137 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.

On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. Additionally, on August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period expiring on September 26, 2024. These are classified as operating leases. As of September 30, 2023, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $314 thousand, $165 thousand, and $149 thousand, respectively. As of December 31, 2022, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the Consolidated balance sheets were $398 thousand, $140 thousand, and $258 thousand, respectively. In addition, the Company incurred $44 thousand and $132 thousand, respectively, in rent expense during the three and nine months ended September 30, 2023, which is included within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated financial statements were derived from the Consolidated financial statements and accounting records of H-D.
Allocation of Expenses and Related Party Activity Prior to the Separation
Prior to the Business Combination, certain costs were allocated to the Company and are reflected as expenses in the Consolidated statements of operations and comprehensive loss. The Company considers the allocation methodologies used to be reasonable, such that the allocations appropriately reflected H-D’s historical expenses attributable to the Company for purposes of the Consolidated financial statements. However, the expenses reflected in the Consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had historically operated as a standalone independent entity.
Manufacturing cost of goods sold
The Company’s electric motorcycles are produced in manufacturing facilities shared with H-D. Certain costs of goods sold for shared facilities and shared manufacturing of $594 thousand and $3,402 thousand, respectively, for the three and nine months ended September 25, 2022, were specifically identified or allocated, mainly based on standard cost of production.
Operating expense allocation
H-D provided technology support, marketing, engineering, shared assets, finance, and other corporate and administrative services such as treasury, human resources, and legal, to the Company. These expenses of $995 thousand and $2,702 thousand, respectively, for the three and nine months ended September 25, 2022, have been allocated to the Company and are included in Selling, administrative and engineering expense in the Consolidated statements of operations and comprehensive loss, where direct assignment of costs incurred by H-D was not possible or practical. These costs were allocated using related drivers associated with the nature of the business, such as gross revenue and wholesale motorcycle shipments. As a result, the allocations of these costs fluctuated based on changes in these drivers. Other cost allocation metrics, such as headcount and square footage, were not deemed appropriate given the Company’s reliance on facilities and personnel that are shared with H-D.
Cash management and financing
Prior to the Business Combination, the Company’s treasury function maintained by H-D utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management approach, H-D provided funds to the Company.
During the nine months ended September 25, 2022, the Company borrowed $15,333 thousand under lines of credit agreements with H-D. Pursuant to the Separation Agreement, H-D elected to settle all notes payable to related party outstanding as of June 24, 2022, including accrued interest, through capital contribution and without any cash being exchanged between the Company and H-D. The settlement includes the principal amount and accrued interest of $20,766 thousand and $844 thousand, respectively. The capital contribution to settle the notes payable and accrued interest increased the Net Parent company investment.
Cash transfers from H-D related to services and funding for operations provided by H-D were $59,051 thousand for the nine months ended September 25, 2022. Net contributions from H-D are included within Net Parent company investment in the Consolidated statements of shareholders' equity.

12. Reportable Segments

The Company operates in two segments: Electric Motorcycles and STACYC. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Company’s products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealer and through online sales, and direct to customers through select international partners primarily in Europe.

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids. The STACYC segment also sells electric balance bike parts, accessories, and apparel. STACYC products are sold in the U.S., Canada, Australia and Europe. The STACYC segment products are sold through independent retail partners in the U.S. and Canada, including powersports dealers, H-D dealers, bicycle retailers and direct to customers online. In Australia and Europe, STACYC sells its products through independent distributors.

Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Electric Motorcycles
Revenue, net	$1,338	$4,936	$3,582	$12,401
Cost of goods sold	2,917	7,375	11,449	21,002
Selling, administrative and engineering expense	24,162	20,093	74,541	50,814
Operating loss	(25,741)	(22,532)	(82,408)	(59,415)
STACYC
Revenue, net	6,806	9,772	19,350	25,214
Cost of goods sold	4,135	6,368	12,067	15,985
Selling, administrative and engineering expense	2,273	1,895	7,109	5,892
Operating income	398	1,509	174	3,337
Operating loss	$(25,343)	$(21,023)	$(82,234)	$(56,078)

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

Electric motorcycles are sold at wholesale to a network of independent retail partners, at retail through a Company-owned dealership, through online sales and direct to customers through select international partners. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to customers online. As discussed below, on September 26, 2022 as part of the Business Combination, the Company, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

For the three months ended September 30, 2023, the Company’s net loss was $14,578 thousand compared to $20,943 thousand for the three months ended September 25, 2022, and was $76,457 thousand for the nine months ended September 30, 2023 compared to $56,500 thousand for the nine months ended September 25, 2022. The Company’s net losses reflect the start-up nature of the Company’s business including investments in product development as the Company continues to focus on technological innovation to support future products and growth, and investments in talent and capabilities to support the new Company.

For the three months ended September 30, 2023, the Electric Motorcycles segment operating loss was $25,741 thousand, compared to an operating loss of $22,532 thousand for the three months ended September 25, 2022, and was $82,408 thousand for the nine months ended September 30, 2023 compared to $59,415 thousand for the nine months ended September 25, 2022. The operating loss was driven by increased costs to advance the Company’s electric vehicle systems, activities associated with preparation for delivery of the Del Mar, and the cost of standing up a new organization, including growing headcount and back-office support. Refer to the Electric Motorcycles segment analysis below for further discussion.

For the three months ended September 30, 2023, the STACYC segment operating income was $398 thousand, as compared to operating income of $1,509 thousand for the three months ended September 25, 2022, and was operating income of $174 thousand for the nine months ended September 30, 2023 compared to operating income of $3,337 thousand for the nine months ended September 25, 2022. The decrease in operating income was driven by lower volumes from our independent distributors and independent dealers and increased selling, administrative and engineering expense relating to personnel costs, and increased marketing initiatives. Refer to the STACYC segment analysis below for further discussion.

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

2023 Outlook

For 2023, the Company’s focus continues to be on investment into product development, including advancing the technologies, platforms and products that are expected to further the Company’s position as pioneers of the industry. The Company has continued to expand the LiveWire brand globally in 2023 with the introduction of the LiveWire ONE electric motorcycle to certain European markets and the start of production and sales of the S2 Del Mar in the third quarter.

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

•Company retail motorcycle unit sales – The Company defines Company retail motorcycle unit sales as the number of new electric motorcycles sold at retail by the Company through its Company-owned dealer, through online sales or direct to customers through select international partners for which the Company recognized revenue during the period. The Company began selling electric motorcycles direct to retail customers in the third quarter of 2021.

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

•Independent retail partners (Electric Motorcycles) – Retail partners owned and operated by independent entities under contract with the Company to sell LiveWire electric motorcycles, related products, and services.

•Electric balance bike unit sales (STACYC) – The Company defines electric balance bike unit sales as the number of electric balance bikes sold by the Company for which the Company recognized revenue during the period.

•Independent retail partners (STACYC) – Retail partners owned and operated by independent entities under contract with the Company to sell STACYC electric balance bikes, related products, and services.
The following table details the key business metric amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Wholesale motorcycle unit sales	11	145	65	397
Company retail motorcycle unit sales	39	61	81	131
Total LiveWire motorcycle unit sales (1)	50	206	146	528

Retail motorcycle unit sales:
Company retail motorcycle unit sales (2)	39	61	81	131
Independent retail partners (3)	20	155	94	454
Total retail motorcycle unit sales	59	216	175	585

Electric balance bike unit sales:
US	4,912	11,556	16,069	23,928
International	2,319	3,767	7,596	16,325
Total electric balance bike unit sales	7,231	15,323	23,665	40,253
(1) During the three and nine months ended September 25, 2022, the Company sold 4 units and 50 units, respectively, of H-D branded LiveWire motorcycles.
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

The following table details the number of retail partners:

	As of	As of
	September 30, 2023	December 31, 2022
Electric Motorcycles
Company-owned dealer	1	1
Independent retail partners	126	75
Total Electric Motorcycles Retail Partners	127	76

STACYC
Independent retail partners:
U.S.	1,994	1,979
International	135	127
Total STACYC Independent Retail Partners	2,129	2,106
The Electric Motorcycles independent retail partners shown above include those that have been contracted by the Company to sell LiveWire motorcycles. As of September 30, 2023 and December 31, 2022, this total includes 8 and 13 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. The Company intends to grow this network as it expands its distribution capabilities. After the Business Combination, the remaining inventory of H-D branded LiveWire motorcycles was owned by H-D, and any related sales are recognized by H-D. The H-D branded LiveWire motorcycles are retailed through the H-D dealership network until the remaining inventory is depleted.
The Company believes these key business metrics provide useful information to help investors understand and evaluate the Company’s business performance. Wholesale motorcycle unit shipments and Company retail motorcycle unit sales are key drivers of revenue and operating results for the Electric Motorcycles segment. Retail motorcycle unit sales made through both the Company-owned dealer and independent retail partners are a key measure of customer demand and market share for the Company’s electric motorcycles. Total electric balance bike unit sales is a key driver of revenue and profit for STACYC.
Results of Operations

The following table presents consolidated results of operations for the three months ended September 30, 2023 and September 25, 2022 (in thousands):

	Three months ended
	September 30, 2023	September 25, 2022	$ Change	% Change
Operating loss from Electric Motorcycles	$(25,741)	$(22,532)	$(3,209)	14.2%
Operating income from STACYC	398	1,509	(1,111)	(73.6)%
Operating loss	(25,343)	(21,023)	(4,320)	20.5%
Other income, net	—	79	(79)	(100.0)%
Interest income (expense)	2,726	(3)	2,729	nm
Change in fair value of warrant liabilities	8,038	—	8,038	nm
Loss before income taxes	(14,579)	(20,947)	6,368	(30.4)%
Income tax (benefit) provision	(1)	(4)	3	(75.0)%
Net loss	(14,578)	(20,943)	$6,365	(30.4)%
Other comprehensive loss:
Foreign currency translation adjustments	(7)	(60)	53	(88.3)%
Comprehensive loss	$(14,585)	$(21,003)	$6,418	(30.6)%
Net loss per share, basic and diluted	$(0.07)	$(0.13)	$0.06	(46.2)%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $25,343 thousand for the three months ended September 30, 2023 compared to an operating loss of $21,023 thousand for the three months ended September 25, 2022. The Electric Motorcycles segment reported an operating loss of $25,741 thousand for the three months ended September 30, 2023, as compared to an operating loss of $22,532 thousand for the three months ended September 25, 2022. The STACYC segment reported operating income of $398 thousand for the three months ended September 30, 2023, compared to operating income of $1,509 thousand for the three months ended September 25, 2022. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the three months ended September 25, 2022 was $79 thousand related to the Company’s allocation of non-service components of net periodic benefit plan benefits from H-D. H-D sponsors a qualified pension plan and a postretirement healthcare plan which covers eligible Company employees and retirees. Prior to the Business Combination, a portion of the related net periodic benefit plan income was allocated to the Company for the three months ended September 25, 2022 based on an estimated amount per plan participant and allocations of corporate and other shared functional personnel. Subsequent to the Business Combination, the Company did not have similar allocations of net periodic benefit plan income from H-D for the three months ended September 30, 2023, and the Company does not sponsor a qualified pension plan or postretirement healthcare plan.

Interest Income (Expense)

Interest income for the three months ended September 30, 2023 was $2,726 thousand compared to interest expense of $3 thousand for the three months ended September 25, 2022. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $197,000 thousand in money market funds as of September 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2023 was income of $8,038 thousand. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year results for the Company. The income recognized was due to the decrease in the estimated fair value of the warrants during the three months ended September 30, 2023 due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax benefit for the three months ended September 30, 2023 was $1 thousand, as compared to income tax benefit of $4 thousand for the three months ended September 25, 2022. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended September 30, 2023 and three months ended September 25, 2022 (in thousands):

	Three months ended
	September 30, 2023	September 25, 2022	$ Change	% Change
Revenue:
Electric motorcycles	$1,156	$4,638	$(3,482)	(75.1)%
Parts, accessories and apparel	182	298	(116)	(38.9)%
Revenue, net	1,338	4,936	(3,598)	(72.9)%
Cost of goods sold	2,917	7,375	(4,458)	(60.4)%
Gross profit	(1,579)	(2,439)	860	(35.3)%
Operating expenses:
Selling, administrative and engineering expense	24,162	20,093	4,069	20.3%
Operating loss	$(25,741)	$(22,532)	$(3,209)	14.2%

Revenue

Revenue for the three months ended September 30, 2023 decreased by $3,598 thousand, or 72.9%, to $1,338 thousand from $4,936 thousand for the three months ended September 25, 2022. The decrease was primarily due to lower revenue from electric motorcycles of $3,482 thousand. The 75.1% decrease in revenues from electric motorcycles was primarily driven by lower unit sales of LiveWire ONE.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 decreased by $4,458 thousand, or 60.4%, to $2,917 thousand from $7,375 thousand for the three months ended September 25, 2022. The decrease was primarily due to lower volumes as discussed above and $1,530 thousand of H-D cost of goods sold expense allocated as part of the carve-out standalone financial statements during the three months ended September 25, 2022, which did not repeat subsequent to the Business Combination.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2023 increased by $4,069 thousand, or 20.3%, to $24,162 thousand from $20,093 thousand for the three months ended September 25, 2022. The increase was primarily due to costs to advance the Company’s electric vehicle systems, activities associated with preparation for delivery of the Del Mar, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended September 30, 2023 and three months ended September 25, 2022 (in thousands):

	Three months ended
	September 30, 2023	September 25, 2022	$ Change	% Change
Revenue:
Electric balance bikes	$5,737	$9,088	$(3,351)	(36.9)%
Parts, accessories and apparel	1,069	684	385	56.3%
Revenue, net	6,806	9,772	(2,966)	(30.4)%
Cost of goods sold	4,135	6,368	(2,233)	(35.1)%
Gross profit	2,671	3,404	(733)	(21.5)%
Operating expenses:
Selling, administrative and engineering expense	2,273	1,895	378	19.9%
Operating income	$398	$1,509	$(1,111)	(73.6)%

Revenue

Revenue for the three months ended September 30, 2023 decreased by $2,966 thousand, or 30.4%, to $6,806 thousand from $9,772 thousand for the three months ended September 25, 2022. The decrease was primarily due to lower revenue from electric balance bikes of $3,351 thousand. The decrease in revenue from electric balance bikes was driven by lower shipment volumes of $3,205 thousand primarily to our independent distributors, along with a decrease of $146 thousand due to product mix and promotions during the three months ended September 30, 2023.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 decreased by $2,233 thousand, or 35.1%, to $4,135 thousand from $6,368 thousand for the three months ended September 25, 2022. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2023 increased by $378 thousand, or 19.9%, to $2,273 thousand from $1,895 thousand for the three months ended September 25, 2022. The increase was primarily due to increases in personnel costs and increased marketing initiatives to support growth of the business.

Results of Operations

The following table presents consolidated results of operations for the nine months ended September 30, 2023 and September 25, 2022 (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022	$ Change	% Change
Operating loss from Electric Motorcycles	$(82,408)	$(59,415)	$(22,993)	38.7%
Operating income from STACYC	174	3,337	(3,163)	(94.8)%
Operating loss	(82,234)	(56,078)	(26,156)	46.6%
Other income, net	—	235	(235)	(100.0)%
Interest expense related party	—	(475)	475	(100.0)%
Interest income (expense)	8,172	(23)	8,195	nm
Change in fair value of warrant liabilities	(2,332)	—	(2,332)	nm
Loss before income taxes	(76,394)	(56,341)	(20,053)	35.6%
Income tax (benefit) provision	63	159	(96)	(60.4)%
Net loss	(76,457)	(56,500)	$(19,957)	35.3%
Other comprehensive loss:
Foreign currency translation adjustments	(7)	(154)	147	(95.5)%
Comprehensive loss	$(76,464)	$(56,654)	$(19,810)	35.0%
Net loss per share, basic and diluted	$(0.38)	$(0.35)	$(0.03)	8.6%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $82,234 thousand for the nine months ended September 30, 2023 compared to an operating loss of $56,078 thousand for the nine months ended September 25, 2022. The Electric Motorcycles segment reported an operating loss of $82,408 thousand for the nine months ended September 30, 2023, as compared to an operating loss of $59,415 thousand for the nine months ended September 25, 2022. The STACYC segment reported operating income of $174 thousand for the nine months ended September 30, 2023, compared to operating income of $3,337 thousand for the nine months ended September 25, 2022. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the nine months ended September 25, 2022 was $235 thousand related to the Company’s allocation of non-service components of net periodic benefit plan benefits from H-D. H-D sponsors a qualified pension plan and a postretirement healthcare plan which covers eligible Company employees and retirees. Prior to the Business Combination, a portion of the related net periodic benefit plan income was allocated to the Company for the nine months ended September 25, 2022 based on an estimated amount per plan participant and allocations of corporate and other shared functional personnel. Subsequent to the Business Combination, the Company did not have similar allocations of net periodic benefit plan income from H-D for the nine months ended September 30, 2023, and the Company does not sponsor a qualified pension or postretirement healthcare plan.

Interest Expense Related Party

Interest expense related party for the nine months ended September 25, 2022 was $475 thousand related to outstanding related party notes payable prior to their settlement on June 24, 2022. The Company did not have similar related party notes for the nine months ended September 30, 2023.

Interest Income (Expense)

Interest income for the nine months ended September 30, 2023 was $8,172 thousand compared to interest expense of $23 thousand for the nine months ended September 25, 2022. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $197,000 thousand in money market funds as of September 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2023 was an expense of $2,332 thousand. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year results for the Company. The expense recognized was due to the increase in the estimated fair value of the warrants during the nine months ended September 30, 2023, due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax provision for the nine months ended September 30, 2023 was $63 thousand, as compared to income tax provision of $159 thousand for the nine months ended September 25, 2022. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the nine months ended September 30, 2023 and nine months ended September 25, 2022 (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022	$ Change	% Change
Revenue:
Electric motorcycles	$3,248	$11,620	$(8,372)	(72.0)%
Parts, accessories and apparel	334	781	(447)	(57.2)%
Revenue, net	3,582	12,401	(8,819)	(71.1)%
Cost of goods sold	11,449	21,002	(9,553)	(45.5)%
Gross profit	(7,867)	(8,601)	734	(8.5)%
Operating expenses:
Selling, administrative and engineering expense	74,541	50,814	23,727	46.7%
Operating loss	$(82,408)	$(59,415)	$(22,993)	38.7%

Revenue

Revenue for the nine months ended September 30, 2023 decreased by $8,819 thousand, or 71.1%, to $3,582 thousand from $12,401 thousand for the nine months ended September 25, 2022. The decrease was primarily due to lower revenue from electric motorcycles of $8,372 thousand. The 72.0% decrease in revenues from electric motorcycles was primarily driven by lower unit sales of LiveWire ONE units and the inclusion of 50 H-D branded LiveWire units during the nine months ended September 25, 2022, prior to the accounting carve-out.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 decreased by $9,553 thousand, or 45.5%, to $11,449 thousand from $21,002 thousand for the nine months ended September 25, 2022. The decrease was primarily due to lower shipments of electric motorcycles, in alignment with the decreased revenue described above and $5,857 thousand of H-D cost of goods sold expense allocated as part of the carve-out standalone financial statements during the nine months ended September 25, 2022, which did not repeat subsequent to the Business Combination. This decrease was partially offset by expense of $3,757 thousand related to a liability for excess inventory held by H-D.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2023 increased by $23,727 thousand, or 46.7%, to $74,541 thousand from $50,814 thousand for the nine months ended September 25, 2022. The increase was primarily due to costs incurred to advance the Company’s electric vehicle systems, activities associated with preparation for delivery of the Del Mar, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the nine months ended September 30, 2023 and nine months ended September 25, 2022 (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022	$ Change	% Change
Revenue:
Electric balance bikes	$16,521	$22,898	$(6,377)	(27.8)%
Parts, accessories and apparel	2,829	2,316	513	22.2%
Revenue, net	19,350	25,214	(5,864)	(23.3)%
Cost of goods sold	12,067	15,985	(3,918)	(24.5)%
Gross profit	7,283	9,229	(1,946)	(21.1)%
Operating expenses:
Selling, administrative and engineering expense	7,109	5,892	1,217	20.7%
Operating income	$174	$3,337	$(3,163)	(94.8)%

Revenue

Revenue for the nine months ended September 30, 2023 decreased by $5,864 thousand, or 23.3%, to $19,350 thousand from $25,214 thousand for the nine months ended September 25, 2022. The decrease was primarily due to lower revenue from electric balance bikes of $6,377 thousand. The decrease in revenue from electric balance bikes was driven by lower shipment volumes of $6,583 thousand to our independent distributors and independent dealers, partially offset by favorable product mix and pricing of $206 thousand.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 decreased by $3,918 thousand, or 24.5%, to $12,067 thousand from $15,985 thousand for the nine months ended September 25, 2022. The decrease was primarily due to lower shipment volumes, in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2023 increased by $1,217 thousand, or 20.7%, to $7,109 thousand from $5,892 thousand for the nine months ended September 25, 2022. The increase was primarily due to increases in personnel costs and an increase in marketing spend to promote domestic brand and initiatives for growth of business.

Other Matters

Commitments and Contingencies

The Company enters into purchase orders with vendors and other parties in the ordinary course of business. During the nine months ended September 30, 2023, the Company entered into a long-term commitment with a vendor to provide certain inventory components. As of September 30, 2023, the Company’s estimated payments are $735 thousand, $2,331 thousand, $2,331 thousand, and $486 thousand for remainder of fiscal year 2023 and for fiscal years 2024, 2025, and 2026, respectively. During the nine months ended September 30, 2023, the Company recorded a liability of $3,757 thousand for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 11, Related Party Transactions, for discussion of commitments with H-D. Otherwise, there have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2022. Refer to Item 7 of our 2022 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2022.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were $199,948 thousand and $265,240 thousand, respectively.

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

In the event of the exercise of any of Warrants for cash, the Company will receive the proceeds from such exercise. Assuming the exercise in full of all of outstanding Warrants for cash, the Company would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” the Company will not receive any proceeds upon such exercise. The Company expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. The Company believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds the Company would receive, is dependent upon the trading price of its Common Stock. As of September 30, 2023, the reported sales price of Common Stock was $6.93 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, the Company expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and the Company may receive no proceeds from the exercise of Warrants. As a result, the Company does not expect to rely on the cash exercise of Warrants to fund its operations and the Company does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. The Company will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. The Company instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

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

The Company’s material contractual operating cash commitments at September 30, 2023 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, the Company may be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2024.

Cash Flow Activity

The following table presents condensed highlights from the Company’s Consolidated statements of cash flows for the nine months ended September 30, 2023 and September 25, 2022 (in thousands):

	Nine months ended
	September 30, 2023	September 25, 2022
Net cash used by operating activities	$(55,876)	$(64,190)
Net cash used by investing activities	(10,970)	(8,927)
Net cash provided by financing activities	1,554	172,617
Net change in cash, cash equivalents and restricted cash	$(65,292)	$99,500

The overall decrease in cash during the nine months ended September 30, 2023 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the nine months ended September 30, 2023 and September 25, 2022. Net cash used in operating activities decreased by $8,314 thousand to $55,876 thousand for the nine months ended September 30, 2023 compared to $64,190 thousand for the nine months ended September 25, 2022. The decrease in negative cash flow from operating activities was primarily driven by favorable changes in inventories and accounts payable to a related party offset by unfavorable changes in other working capital amounts, including accounts receivable and accounts payable and accrued liabilities and the increase in net loss of $19,957 thousand. The increase in net loss resulted from costs to advance the Company’s electric vehicle systems, activities associated with preparation for delivery of the Del Mar, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new organization.

Investing Activities

Net cash used in investing activities increased by $2,043 thousand to $10,970 thousand for the nine months ended September 30, 2023 compared to $8,927 thousand for the nine months ended September 25, 2022. The increase was due to higher capital expenditures related to investments to support future products.

The Company expects to fund future cash flows used in investing activities with the financing raised through the Business Combination and PIPE Financing. The Company estimates capital expenditures to be between $15 million and $20 million in 2023.

Financing Activities

Net cash provided by financing activities decreased by $171,063 thousand to $1,554 thousand for the nine months ended September 30, 2023 compared to $172,617 thousand for the nine months ended September 25, 2022. During the nine months ended September 25, 2022, the Company received a $100,000 thousand cash deposit in advance of the business combination from KYMCO Group, which was included in Restricted cash on the Consolidated balance sheet as of September 25, 2022. Additionally, during the nine months ended September 25, 2022, the Company received cash transfers from H-D of $59,051 thousand and borrowed $15,333 thousand from H-D, which was partially offset by the payment of $1,767 thousand of contingent consideration related to the STACYC acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, the Company’s cash and cash equivalents amounted to $199,948 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations and requiring collateral to secure amounts owed to the Company by its customers, each when deemed necessary.

Inflationary factors, such as cost increases for logistics, manufacturing, raw materials and purchased components, may adversely affect the Company’s operating results. Although the Company does not believe inflation has had a material impact on its financial condition given its lower production volumes, a high rate of inflation in the future may have an adverse effect on the Company’s ability to increase its gross margin or decrease its operating expenses as a percentage of its revenues if the selling prices of its products do not increase as much or more than its increase in costs.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities for the three and nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

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

LiveWire Group, Inc.

Date:	November 8, 2023	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer

Date:	November 8, 2023	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)