Form 10-K
period 2023-12-31
LiveWire Group, Inc.
filed 2024-02-23
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates on June 30, 2023 of the registrant based on the closing price of $11.81 per share was $253,000,000.
Number of shares of the registrant’s common stock outstanding at February 21, 2024: 203,162,565 shares
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on May 16, 2024, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

LiveWire Group, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2023

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to our climate commitment, and our objectives for future operations.

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2023. The forward-looking statements are made as of the date of the filing of this report (February 23, 2024), and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Business

General

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in this Form 10-K as “we,” “our,” “us,” the “Company,” or “LiveWire.” LiveWire is an industry-leading all-electric motorcycle brand with a focus on pioneering the growing two-wheel electric motorcycle space.

LiveWire was a direct, wholly owned subsidiary of AEA-Bridges Impact Corp (“ABIC”), which was originally incorporated as a Cayman Islands exempted company on July 29, 2020, as a special purpose acquisition company (“SPAC”) with the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. In connection with the transactions (the “Business Combination”) pursuant to the business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among ABIC, LiveWire EV Holdings, Inc., a Delaware corporation (now known as “LiveWire Group, Inc.”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc. (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D, we entered into a number of agreements with H-D, including the Separation Agreement, dated as of September 26, 2022, by and between H-D and Legacy LiveWire and consummated the separation of the Legacy LiveWire business and other transaction contemplated by the Separation Agreement (the “Separation”).

The Company assessed that it has two reportable segments based upon how management reviews the operations of the business: Electric Motorcycles (“Electric Motorcycles”) and STACYC (“STACYC”). The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells electric motorcycle parts, accessories, and apparel. Electric motorcycles are sold at wholesale to a network of independent dealers and retailers, at retail through a Company-owned dealership, and through online sales. The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

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

Capture Global Share of the Electric Motorcycle Market - LiveWire strategically selects our retail partners based upon their commitment to electric, location and capabilities to support the electric vehicle capture. Our 2024 priority markets include the United States, Canada and leading countries in Europe such as Germany, France, Switzerland, the Netherlands, and the United Kingdom.

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

Share the Love of Riding - STACYC’s mission has been to Share the Love of Riding, designing and selling electric stability bikes for kids, enabling the development of their skillset and powering their journey to independence on two wheels. STACYC’s portfolio includes four sizes of product for kids ages 3 to 12. The Company sells through powersports dealers, in addition to digital channels, while leveraging licensing deals with traditional powersport Original Equipment Manufacturers (“OEM”) to increase reach and scale.

Strategic Partnerships

LiveWire benefits from two important strategic partners: H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”). These partners have been selected based on their track record in their respective segments, the strength of their global capabilities, and the complementary fit with the LiveWire business. These partnerships give LiveWire a unique ability to deliver high-quality products to the global market in a capital-efficient approach.

H-D is one of the most recognized motorcycle brands in the world, with capabilities to design, develop, manufacture, market and distribute vehicles to major markets around the globe. Beyond the transitional service agreements tied to the Separation (as defined below), LiveWire intends to leverage H-D’s capabilities in two key areas: technical and other services and contract manufacturing.

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

The charges for the services are on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services). The services generally commenced on the date of the Separation and were intended to terminate between six and twelve months of the date of the Separation. We generally have the ability to (i) extend the term that a service is provided for by up to six months, subject to a maximum aggregate service term of 18 months; and (ii) terminate any or all services early subject to a 45-day notice period. H-D has the right to terminate the Transition Services Agreement for our non-payment of charges. As of December 31, 2023, we have extended a limited number of the services from the original termination date, which will now terminate in 2024, and may, in the future, convert a minimal number of those services to longer term under the Master Service Agreement, if needed.

Master Services Agreement
On September 26, 2022, we entered into a Master Services Agreement with H-D (the “Master Services Agreement”) pursuant to which H-D provides us with certain services that we do not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, safety investigation, and marketing vehicle and fleet center, as we may request from time to time. The Master Services Agreement states that each of the services is set forth in a separate, mutually agreed upon statement of work. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any statement of work may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services are on a cost-plus basis (with a mark-up of eight percent to reflect the management and administrative cost of providing the services).
Contract Manufacturing Agreement
On September 26, 2022, we entered into a Contract Manufacturing Agreement with H-D (the “Contract Manufacturing Agreement”) pursuant to which H-D provides contract manufacturing and procurement services to us for the products in our LiveWire platform, as well as future anticipated platforms. H-D is our exclusive manufacturer for these platforms for five years from the date that H-D begins manufacturing the relevant platform (and five years from the Separation for the LiveWire platform). Following this exclusivity period, we may terminate the agreement for one or more products within the relevant platform upon two years’ notice, subject to payment of certain termination charges (which are intended to compensate H-D for its capital investment and other sunken costs). The Contract Manufacturing Agreement may also be terminated, in whole or part, by either party upon the other party’s material, uncured breach, inability to perform its obligations for more than six months due to a force majeure event, bankruptcy or insolvency, or change of control. On February 14, 2024, the Contract Manufacturing Agreement was amended to extend the period of which H-D is the exclusive manufacturer from five years as described above to six years.

Beginning for calendar year 2025, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up of six percent of H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.
Intellectual Property License Agreement

On September 26, 2022, we entered into an Intellectual Property License Agreement with H-D (the “Intellectual Property License Agreement”) pursuant to which each party granted to the other party a license to certain intellectual property on a perpetual, non-exclusive basis for the purpose of making and selling the licensee’s products.

H-D perpetually licenses to us all H-D intellectual property (other than marks or software) used in our business as of the Separation and certain additional specified intellectual property, as well as all improvements to the foregoing (but excluding (i) any H-D manufacturing intellectual property and (ii) intellectual property relating to motorcycle riding apparel and related general merchandise). We perpetually license to H-D all intellectual property (other than marks or software) that we own as of the Separation and all improvements thereto. If either party makes improvements to the other party’s intellectual property, such improvements will be jointly owned by the parties.

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

Joint Development Agreement

On September 26, 2022, we entered into a Joint Development Agreement with H-D (the “Joint Development Agreement”) pursuant to which the parties may agree to engage in joint development projects, which would be set forth in one or more mutually agreed project work statements. The Joint Development Agreement remains in effect until we and H-D mutually agree to terminate it and can be terminated earlier by either party upon the other party’s material, uncured breach.

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

Unless otherwise mutually agreed for a particular project under the Joint Development Agreement, we own project intellectual property relating exclusively to electric vehicles and H-D owns all other project intellectual property. Each party is granted a perpetual license to use the project intellectual property in connection with that party’s products, which, for us, are limited to two-, three-, or four-wheeled electric vehicles, related parts and accessories and electric vehicle systems.

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

LiveWire’s inclusion in H-D’s consolidated group may result in H-D utilizing certain tax attributes that LiveWire generates, including net operating losses and credits, and LiveWire will receive no compensation from H-D for the use of such attributes, but they may be used to offset any future liabilities that may be owed by LiveWire to H-D under the Tax Matters Agreement.

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

Electric Motorcycles Segment

The Electric Motorcycles segment focuses on the development and sales of electric motorcycles as well as parts, accessories, and apparel. Electric motorcycles are sold by combining both digital and physical touchpoints, including to a network of independent dealers, and at retail direct to consumers through a Company-owned dealership, online sales, and direct to customers through select international partners primarily in Europe.

Electric Motorcycles segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2023	2022	2021
Electric motorcycles	$11,087	$13,171	$8,706
Parts, accessories and apparel	461	828	999
Revenue, net	$11,548	$13,999	$9,705

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

The introduction of Firmware Over the Air (“FOTA”) allows for continual upgrades and refinements to the electric motorcycle in the field, greatly reducing the need and inconvenience for service or repair appointments for setting or software updates. With FOTA-enabled electronic control units on the vehicle, each subsystem becomes remotely addressable and updatable. In addition to the benefits to the Electric Motorcycles segment as the original equipment manufacturers, FOTA capability enables remote updates to bring the rider new features, functionality and enhancements as they are developed to continually improve the LiveWire electric motorcycle riding and ownership experience.

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

Electric Motorcycle Manufacturing – The Electric Motorcycles segment leverages its strategic partners to enable an asset-light approach which allows the business to scale with less investment than would be necessary if it had its own manufacturing operations. The Electric Motorcycles segment purchases electric motorcycles from H-D through the Contract Manufacturing Agreement. With the introduction of the S2 platform, LiveWire powertrains are assembled in H-D’s Powertrain Operations in Menomonee Falls, Wisconsin, and overall vehicle assembly will continue to be in the York facility.

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

STACYC segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2023	2022	2021
Electric balance bikes	$22,865	$29,669	$23,130
Parts, accessories and apparel	3,610	3,165	2,971
Revenue, net	$26,475	$32,834	$26,101

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

Industry/Competition – STACYC is a category creator, and while there have been some competitors who have entered the market, their products lack STACYC’s product maturity and features, and their distribution generally lacks the breadth of the STACYC network. STACYC sponsors and supports off road racing events across the nation and is the first and only motorized vehicle allowed on USA BMX’s 300 tracks in the U.S., allowing kids to practice and race in USA BMX’s national series. While we expect competition to grow as the market shifts to younger riders and more players begin to make serious investments, we believe STACYC'’s established brand with the combination of commitment, capabilities and market position allows STACYC to compete effectively in the growing electric balance bike market.

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

Human Capital Management

Our People and Culture

As of December 31, 2023, the Company’s global workforce was comprised of approximately 248 employees, including approximately 227 and 21 employees within the Electric Motorcycles and STACYC segments, respectively. Of all employees, 94% are based in the U.S., and substantially all employees are salaried. A significant portion of our workforce is comprised of engineering and technology teams that are poised to design and develop future products and services. None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are good.

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

The following summarizes certain, but not all, existing environmental, health and safety laws and regulations applicable to our operations and products.

National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations. As a manufacturer of electric vehicles, our electric vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards”). As set forth by the National Traffic and Motor Vehicle Safety Act, we must certify that our electric vehicles meet all applicable Safety Standards. The LiveWire ONE and the LiveWire S2 Del Mar are, and future products will be expected to be, at the time of production, fully compliant with all such Safety Standards without the need for any exemptions.

We are also required to comply with or demonstrate exemptions from other requirements of federal laws administered by NHTSA, including the consumer information labeling and owner’s manual requirements and various reporting requirements, such as “early warning” reports regarding warranty claims and field incidents, death and injury reports, foreign recall reports and safety defects reports. In addition, our products are also subject to certain laws and regulations that have been enacted or proposed, e.g., “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems.

Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) Certificates of Conformity and Regulations. The Clean Air Act requires that we obtain an EPA-issued Certificate of Conformity and a certification from CARB with respect to emissions from our electric vehicles and include labeling providing consumer information such as miles per gallon of gas-equivalent ratings and maximum range on a single charge. The Certificate of Conformity is required each model year for electric vehicles sold in states covered by the Clean Air Act’s standards and is also required each model year for vehicles sold in states that have sought and received a waiver from the EPA to utilize California’s mobile source standards. On November 28, 2023, CARB published staff regulatory proposals which in part are aimed at harmonizing on road motorcycle (“ONMC”) emission standards with Euro 5 standards. This proposal aims to increase the number of zero-emission motorcycles sold each year, starting in model year 2028 up to 50% of new motorcycles sold in 2035. The proposed regulations would also begin awarding zero-emission motorcycle credits for Model Year 2024 on a voluntary basis. In addition, CARB plans to propose new regulations in 2024 for On-Road Motorcycles and Zero-Emission Motorcycles as part of CARB’s broader Mobile Source Strategy.

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

Hazardous Substances. We are subject to regulations governing the proper handling, storage, transportation and disposal of hazardous substances, including those contained in our battery packs. Transportation of our battery packs (and of equipment containing them) is governed by regulations that address risks posed during different modes of transport (e.g.¸ air, rail, ground, ocean). Governing transportation regulations in the U.S., issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), are based on the United Nations (“UN”) Recommendations and Model Regulations on the Transport of Dangerous Goods as well as related UN Manual Tests and Criteria. We have completed the applicable UN Manual tests for our production battery packs, and the test results demonstrate our compliance with the PHMSA regulations. For example, our battery packs have received UN38.3 compliance for shipping of the units.

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

Environmental, Health and Safety Regulations in the European Union

Europe Type Approval. We have begun to export electric vehicles to certain countries in Europe. Unlike the United States, once we started operating in this market, we had to obtain pre-approval from regulators to import and sell our electric vehicles into the EU and countries that recognize EU certification or have regulatory regimes aligned with the EU (collectively referred to as “Europe”). The process for certification in Europe is known as “Type Approval” and requires LiveWire to demonstrate to a regulatory agency in the EU, referred to as the Competent Authority, that our electric vehicles meet all EU safety and emission standards. The vehicles being exported to Europe have received these approvals and comply with all EU safety and emission standards.

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

This is reflected in the EU-wide target of a 90% reduction in greenhouse gas emissions from the transport sector by 2050 (compared to 1990 levels), as part of an economy-wide carbon-neutral target. Moving forward, the European Parliament and European Council have provisionally agreed legislation in the final quarter of 2022 that would (i) introduce a pricing emissions trading system that is anticipated to apply to the transport sector from as soon as 2027 (subject to a one year delay if energy prices in the EU exceed certain amounts); (ii) require increased levels of national greenhouse gas reduction commitments (which include the transport sector) pursuant to a revision of the Effort Sharing Regulation, as part of efforts to reduce EU emissions by 40% by 2030 (compared to 2005 levels) in certain sectors including transport and by 55% overall by 2030 (compared to 1990 levels); and (iii) will amend the EU legislative regime with respect to batteries, including by introducing mandatory supply chain due diligence obligations with respect to certain materials used in our batteries. Such agreements are pending formal adoption by EU political institutions. In addition, pursuant to the Energy Performance of Buildings Direction (“EPBD”) that is scheduled for enforcement in 2024, new infrastructure such as homes and businesses must be built so there is enough power to support charging stations for electric vehicles including motorcycles.

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

Environmental, Health and Safety Regulations in Canada

In Canada, vehicles must meet the Motor Vehicle Safety Act (MVSA) requirements. Canadian regulations in many ways follow those of the USA FMVSS and the EU/ECE regulatory requirements for compliance and our vehicles will meet the applicable Canadian requirements. Moreover, Canada ICES standards are applicable and our vehicles are properly marked for meeting compliance requirements to ICES-002 (identified on our Vehicle Emission Control Information (VECI) Label.

Environmental, Health and Safety Regulations in the Rest of World

Should we expand into jurisdictions outside of the USA, Canada, and the EU, other jurisdictions also have a favorable regulatory environment with respect to electric motorcycles.

For example, in the UK, the government is consulting on future plans that all new motorcycles are to be fully zero emissions at the tailpipe from 2035, or earlier if it is determined that a faster transition seems feasible. This plan is subject to feedback from a consultation process but reflects the UK’s broader strategy to phase out new combustion engines in all transport (including heavy duty vehicles) by 2040.

Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale, and service (including delivery) of motorcycles and generally require vehicle manufacturers and dealers to be licensed to sell vehicles directly to customers in the state.

Some states, however, do not permit motorcycle manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles directly to residents of these states, we must conduct the sale out of state through our California location, over the internet or telephonically or through LiveWire retail partners who have obtained dealer licenses within these certain states to sell vehicles directly to residents within these states. California has recently updated certain dealer laws which may, in the future, impact our ability to sell out of our California location.

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

Data Privacy and Cybersecurity Laws and Regulations

Our business collects, uses, handles, stores, receives, transmits and otherwise processes different types of information about a range of individuals, including our customers, riders of our electric vehicles, website visitors, users of our mobile application, our employees and job applicants, and employees of companies we do business with (such as our vendors and suppliers). As a result, we are and may become subject to existing and emerging federal, state, local and international laws and regulations related to the privacy, security and protection of such information, such as the Federal Trade Commission (“FTC”) Act, the GLBA, the TCPA, the CAN-SPAM Act, California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”) and comprehensive state privacy laws that share similarities with the CCPA, such as the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Connecticut Data Privacy Rights Act (“CTDPA”), the Utah Consumer Privacy Act (“UCPA”), the Montana Consumer Data Privacy Act (the “MCDPA”), the Oregon Consumer Privacy Act (the "OCPA"), the Texas Data Privacy and Security Act (the “TDPSA”), the Tennessee Information Protection Act (“TIPA”), the Iowa Consumer Data Protection Act (“ICDPA”), the Delaware Personal Data Privacy Act (“DPDPA”), and the Indiana Consumer Data Protection Act (“INCDPA”).

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

In addition, certain states have enacted laws relating to data privacy and the processing of information about residents in those states. The CCPA, which went into effect on January 1, 2020 and applies to our business, imposes obligations and restrictions on businesses that handle personal information of California residents and provides data privacy rights to California residents, including the right to know, the right to delete and the right to opt out of the sale of personal information as well as additional protections for minors. Certain requirements in the CCPA remain uncertain due to ambiguities in the drafting of the CCPA or incomplete guidance. Adding to the uncertainty, in November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which amends and expands upon the CCPA, imposes additional obligations and sets forth additional privacy rights for California residents. Additional states, Virginia, Colorado, Connecticut, Utah, Oregon, Texas, Montana, Iowa, Delaware, Tennessee, and Indiana have also enacted comprehensive data privacy laws. The CPRA and VCDPA became effective on January 1, 2023, the CPA and CTDPA became effective on July 1, 2023, the UCPA became effective on December 31, 2023, the OCPA and TDPSA go into effect from July 1, 2024, the MCDPA goes into effect on October 1, 2024, the TIPA, ICDPA, and DPDPA go into effect in 2025, and the INCDPA is effective in 2026. California’s CCPA and Colorado’s CPA are accompanied by supplemental regulations, which respectively went into effect in March and July of 2023; and in December 2023 the California Privacy Protection Agency published proposed revisions to the CCPA Regulations, which may undergo further changes in the near future. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the Internet may be applicable to our business, such as the TCPA, the CAN-SPAM Act and similar state and federal consumer protection laws. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems.

Due to our operations in Europe, including the United Kingdom, we are subject to laws, regulations and standards covering data protection and marketing and advertising, including the EU General Data Protection Regulation (“GDPR”) and the United Kingdom data protection regime, consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act (together referred to as the “UK GDPR”). The GDPR and UK GDPR regulate the processing of data relating to an identifiable individual (personal data) and impose stringent data protection requirements on organizations with significant penalties for noncompliance. The European Data Protection Board has also released data guidelines for connected vehicles, and the upcoming ePrivacy Regulation is in its final stages.

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

As of December 31, 2023, we held 14 utility patents and 21 design patents, and had filed an additional 16 utility patent applications and 5 design patent applications in the U.S. We also held 128 patents and 18 patent applications that are foreign counterparts of some of our U.S. patents and patent applications with foreign patent offices. We do not view any individual patent as being material to our business. Subject to required payments of annuities or maintenance fees, United States design patents have a term of 15 years from the date of issuance, and United States utility patents have a term of 20 years from the priority application date. Accordingly, our U.S. patents that have already been issued will expire between 2031 and 2041. Our foreign patents generally have similar expiration dates, but may vary from country to country, the duration being set according to the laws of the jurisdiction in which the patent issues. Our trademarks, logos, domain names, and service marks are used to establish and maintain our reputation with our customers, and the goodwill associated with our businesses. As of December 31, 2023, we had 75 registered trademarks and had an additional 31 pending trademark applications with domestic and foreign trademark offices. The duration of trademark registrations varies from country to country, but it is typically for ten years with unlimited ten-year renewal terms, subject to the payment of maintenance and renewal fees and the laws of the jurisdiction in which the trademark is registered.

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

The Company's Notice of Annual Meeting and Proxy Statement for its 2024 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, strategies or prospects. An investment in LiveWire involves risks, including those discussed below. These risk factors should be considered carefully before deciding whether to invest in the Company.

•We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for several years. We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
•Our research and development efforts may not yield the expected results, or results on expected timelines or at expected costs.
•Increases in costs, disruption of supply or shortage of materials, including but not limited to, lithium-ion battery cells and key semiconductor chip components necessary for our electric vehicles, could materially and negatively affect our business.
•Our limited operating history makes evaluating our business and future prospects difficult.
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

Risks Related to Our Business

We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for several years. We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have incurred net losses since our inception, including net losses of $109,550 thousand, $78,938 thousand and $68,292 thousand for the years ended December 31, 2023, 2022, and 2021, respectively. We believe that we will continue to incur operating and net losses in the future until at least the time we begin significant deliveries of our electric vehicles which may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp-up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our electric vehicles and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our electric vehicle portfolio, including the introduction of lower-priced electric motorcycles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable could materially and adversely affect the value of our Common Stock. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our electric vehicles, such as the LiveWire One and the S2 Del Mar, and our services, which may not occur. Our business also will at times require significant amounts of working capital to support the growth of additional electric vehicle platforms and electric vehicle models. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our research and development efforts may not yield the expected results or results on expected timelines or at expected costs.
Technological innovation is critical to our success, and we have strategically developed most of the key technologies in-house, such as energy dense battery packs and battery management systems (“BMS”), high power, high efficiency inverters and motors, efficient onboard charger and DC-DC converter and best-in-class software and controls. We have been investing heavily in our research and development efforts. In the years ended December 31, 2023, 2022, and 2021, our research and development expenses amounted to $54,070 thousand, $35,612 thousand, and $35,308 thousand, respectively. Our research and development expenses accounted for 142.20%, 76.04%, and 98.61% of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. The electric vehicle industry is experiencing rapid technological changes, and we need to invest significant resources in research and development to lead technological advances and remain competitive in the market. Therefore, we expect that our research and development expenses will continue to be significant. Furthermore, research and development activities are inherently uncertain, and there can be no assurance that we will continue to achieve technological breakthroughs and successfully commercialize such breakthroughs. As a result, our significant expenditures on research and development may not generate corresponding benefits. If our research and development efforts fail to keep up with the latest technological developments, we may suffer a decline in our competitive position.

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

We and our suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such cost increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including, for example, lithium-ion battery cells, semiconductor chips and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand. For example, COVID-19, the conflict in Ukraine, the Israeli-Palestinian military conflict, and inflationary pressure, may cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we may adopt in an effort to remedy or mitigate impacts of such disruptions and delays may result in higher costs. In addition, our business also depends on the continued supply of battery cells for our electric vehicles. We are exposed to multiple risks relating to lithium‑ion battery cells. These risks include, but are not limited to:

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

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021, 2022 and 2023, which we expect to continue in 2024 as a consequence of the COVID-19 pandemic, inflation of raw material costs, the conflict in Ukraine and the Israeli-Palestinian military conflict. As a result, our ability to source semiconductor chips used in our electric vehicles could continue to be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our electric vehicles, and increased costs to source available semiconductor chips. For example, we faced supply constraints related to certain components including those impacted by the global semiconductor chip shortages. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our electric vehicles could be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing semiconductor chip shortages, including additional research and development expenses and engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis.

Furthermore, fluctuations or shortages in petroleum and changes in economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor chip suppliers, would increase our operating costs and could reduce our margins. For example, due to the global semiconductor supply shortage, other supply chain issues including the COVID-19 pandemic, the conflict in Ukraine, the Israeli-Palestinian military conflict, and the current inflationary environment in the United States, the cost of input materials, components and processes required to produce our electric vehicles is expected to increase, and we may need to increase the prices of our electric vehicles in response to these cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition and operating results. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition and operating results.

Our limited operating history makes evaluating our business and future prospects difficult.

H-D began making initial deliveries of our predecessor electric motorcycle, the Harley-Davidson LiveWire, in September 2019. We then launched the LiveWire One model in July 2021 followed by a special launch edition of the S2 Del Mar in May 2022 with full production and sales beginning in the third quarter of 2023. In 2019, H-D acquired STACYC Inc. and began selling electric balance bikes, which are currently sold under the STACYC and H-D brands, as well as through private label arrangements. As new products, there is limited historical basis for making judgments on the demand for our electric vehicles, our ability to develop, produce and deliver electric vehicles, or our profitability in the future. It is difficult to predict our future revenues and appropriately budget for our expenses, and trends may emerge in this quickly evolving industry that may be outside our visibility and may affect our business. You should consider our business and prospects in light of the risks and challenges we face as a pioneer in a new industry, including with respect to our ability to continuously advance our electric vehicle technologies; develop safe, reliable and quality electric vehicles that appeal to customers; deliver and service a large volume of electric vehicles; turn profitable; build a globally recognized and respected brand cost-effectively; expand our electric vehicles lineup; navigate the evolving regulatory environment; improve and maintain our operational efficiency; manage supply chain effectively; adapt to changing market conditions, including technological developments and changes in competitive landscape; and manage our growth effectively.

While our Electric Motorcycles segment currently focuses on the LiveWire One and the S2 Del Mar, we expect our product roadmap to expand beyond the LiveWire One and the S2 Del Mar and introduce new models in other categories or using other technologies that we have less experience in as we may adjust our strategies and plans from time to time to remain competitive as a pioneer in a new industry.

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

As a result of the Separation, H-D, through the Legacy ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), is our majority stockholder. To ensure we are making decisions that benefit our business and our stockholders, we have a conflicts committee (the “Conflicts Committee”) of the board of directors of LiveWire (the “Board”) to review and approve any matter involving a conflict of interest between us and H-D. Outside of our business, H-D may make certain decisions that benefit its overall business, including its relationships with its suppliers and dealers, that could negatively impact our overall business, including our supplier partnerships, pricing, approach to manufacturing or ability to expand distribution. These decisions by H-D about its business may have a material and adverse effect on our business, prospects, financial condition and operating results.

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

We employ a go-to-market business model whereby our revenue is generated primarily by sales through retail partners, which are largely drawn from H-D’s traditional motorcycle dealer network while we also seek to develop new retail partners. We depend on the capability of these retail partners to develop and implement effective retail sales plans to create demand among retail purchasers for our electric vehicles and related products and services that the retail partners may purchase from us. We provide our retail partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. If our retail partners are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our retail partners’ ability to develop, maintain and strengthen their relationships with customers for electric vehicles will depend heavily on our ability to provide high-quality electric vehicles and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The electric vehicle industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our relationship with customers. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results could be materially and adversely impacted.

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

Our future business depends in large part on our ability to execute on our plans to develop, produce, market and sell our electric vehicles. Electric vehicle companies experience delays in the design, production and commercial release of new products. To the extent we delay the launch of future models of electric vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. Furthermore, we rely on contract manufacturers for the manufacturing of electric vehicles. We could experience delays if our contract manufacturers do not meet agreed upon timelines or experience capacity constraints. Additionally, we rely on third‑party suppliers for the provision and development of the key components and materials used in our electric vehicles. To the extent our suppliers experience any delays in providing our outsourced manufacturing partners with or developing necessary components, we could experience delays in delivering on our timelines. See “-Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could materially and negatively affect our business.”

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

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical to the output and production of our electric vehicles. The supply agreements we may enter into with suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If our suppliers become unable to provide, or experience delays in providing, components or if the supply agreements we enter into are terminated, it may be difficult to find replacement components. Additionally, our products contain parts that we purchase from single-source or limited-source suppliers, for which no immediate or readily available alternative supplier exists. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single-source components, we may be unable to do so in the short-term (or at all) at prices or quality levels that are acceptable to us. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all, especially in light of the increases in materials pricing. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductor chips has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted our supply chain and production as well. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.

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

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities, and implementing administrative infrastructure, systems, and processes. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include, among others:

•attracting and retaining skilled and qualified personnel to support our expanded operations at existing facilities or operations at any facilities we may construct or acquire in the future;
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

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully or that we will successfully meet society’s ESG expectations or achieve our financial goals. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the associated costs. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters. In addition, emerging regulation requiring additional ESG public disclosure by certain companies in a number of jurisdictions and/or additional ESG obligations (for example, in relation to supply chains) may lead to heightened scrutiny of our ESG performance, to the extent we are required to publish additional information in relation to our ESG performance or to meet such additional ESG obligations. For example, the SEC has published proposed rules that require companies to provide significantly expanded climate‐related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. The SEC’s Fall 2023 regulatory agenda indicates that the SEC intends to take final action on its ESG reporting rules in April 2024. In addition, California has recently enacted climate disclosure laws that may require us to report on our greenhouse gas emissions, climate‐related financial risks and other climate‐related matters. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks. To the extent that our ESG initiatives are deemed to be insufficient by stakeholders, this may lead to a negative impact on our business.

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

We may be unable to keep up with changes in electric vehicle technology or alternatives to electricity as a fuel source, and as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our electric vehicles. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric vehicles, which could result in the loss of competitiveness of our electric vehicles, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our electric vehicle with the latest technology. However, our electric vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our electric vehicles. Additionally, the introduction and integration of new technologies into our electric vehicles may increase our costs and capital expenditures required for the production and manufacture of our electric vehicles. In addition, upgrades and adaptations to our vehicles will also require, from time to time, planned and temporary manufacturing shutdowns. Plant shutdowns, whether associates with product changes or other factors, can have a negative impact on our revenues. If we are unable to cost efficiently implement new technologies, our business, prospects, financial condition and operating results could be materially and adversely affected.

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
•perceptions about and the actual cost of alternative fuel, including the capacity and reliability of the electric grid;
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

While the Inflation Reduction Act included certain federal tax credits and other incentives for alternative energy production and alternative fuel, there is no guarantee these programs will be renewed or extended in the future. Moreover, the Inflation Reduction Act did not include federal tax credits for electric vehicles with two wheels, such as our electric motorcycles. If current state tax incentives for two wheeled vehicles expire and if new federal and state tax incentives for two wheeled vehicles are not enacted in the future, our business, prospects, financial condition and operating results could be materially and negatively affected.

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

H-D began making initial deliveries of our predecessor electric motorcycle, the Harley-Davidson LiveWire, in September 2019. We then launched the LiveWire One model in July 2021 followed by a special launch edition of the S2 Del Mar in May 2022 with full production and sales beginning in the third quarter of 2023. For the foreseeable future, the Electric Motorcycles segment will depend on revenue generated from a limited number of models. Historically, motorcycle customers have come to expect a variety of vehicle models offered in a company’s fleet and new and improved vehicle models to be introduced frequently.

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

STACYC depends on a small number of significant customers for its sales, and a small number of customers have historically accounted for a material portion of its revenue. The loss of any one of its significant customers, a significant customers inability to perform under their contracts, significant customers termination or failure to renew their contracts with STACYC, or a significant customers default in payment could cause STACYC’s revenue to decline materially. For the near future, STACYC may continue to derive a significant portion of its revenue from a small number of customers. For the twelve months ended December 31, 2023, one customer accounted for approximately 44% of STACYC’s revenue, respectively. Loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce STACYC’s revenue and operating results in any reporting period.

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

Our business plan includes operations in international markets, including, but not limited to, Germany, France, Netherlands, Switzerland, United Kingdom, and Canada, as well as prioritizing the Asia Pacific markets of Japan, South Korea, China, Australia, and Taiwan, and eventual expansion into other international markets. We will face risks associated with any potential international operations, including possible unfavorable legal, regulatory, political and economic risks, which could materially and negatively affect our business. We anticipate having international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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
•political instability, natural disasters, war or events of terrorism and health epidemics, such as the COVID-19 pandemic, the conflict in Ukraine or the Israeli-Palestinian conflict; and
•the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition and operating results could be materially and adversely affected.

We are subject to risks associated with exchange rate fluctuations, interest rate changes, commodity and credit risk.

We operate in numerous markets worldwide and are exposed to risks stemming from fluctuations in currency and interest rates. The exposure to currency risk will be mainly linked to differences in the geographic distribution of our manufacturing and commercial activities, resulting in cash flows from sales being denominated in currencies different from those of purchases or production activities. Although we may manage risks associated with fluctuations in currency and interest rates and commodity prices through financial hedging instruments, significant changes in currency or interest rates or commodity prices could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we may use various forms of financing to cover future funding requirements for our activities and changes in interest rates can affect our finance costs and margins. Furthermore, many competitors headquartered outside the U.S. experience a financial benefit from a strengthening in the U.S. dollar relative to their home currency that can enable them to reduce prices to U.S. consumers. We are also subject to risks associated with changes in prices of commodities.

The loss of key personnel could adversely affect the operations and profitability of our business.

We are highly dependent on our senior management and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future, particularly with respect to an expected increase in hiring in connection with becoming a public company, including sales and marketing professionals, engineers and other highly skilled personnel, and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals and engineers could result in delays in product development and materially and negatively affect our business. If we are not successful in attracting and retaining highly qualified personnel, it could have a material adverse effect on our business, financial condition and operating results.

Our business, prospects, financial condition and operating results may be adversely affected by health pandemics and epidemics, natural disasters, actual or threatened war, terrorist activities, political unrest, and other outbreaks.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the pandemic related to COVID-19 and associated variants. We also face various risks related to natural disasters, including hurricanes, earthquakes, tsunamis or other natural disasters. Such public health issues or natural disasters could disrupt our business operations, reduce or restrict our supply of materials and services, result in us incurring significant costs to protect our employees and facilities or result in regional or global economic distress, which may materially and adversely affect our business, financial condition and operating results. Actual or threatened war, including the conflict in Ukraine, the Israeli-Palestinian conflict, terrorist activities, political unrest, civil strife and other geopolitical uncertainty could have a similar adverse effect on our business, prospects, financial condition and operating results. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, which could materially and adversely affect our business, financial condition and operating results.

The impact of COVID-19 and associated variants, including changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 and associated variants also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and led to a global decrease in vehicle sales in markets around the world.

Epidemics, pandemics, and other outbreaks could result in government authorities implementing numerous measures to try to contain the such outbreaks, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. These measures in the past have adversely impacted our employees and operations, the operations of our suppliers, vendors and business partners, resulted in delays and shortages of certain parts and materials necessary to produce our vehicles, and the activities of our retail customers and negatively impact our production plans, sales and marketing activities, business and results of operations. In addition, various aspects of our business cannot be conducted remotely. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with public health issues, our operations may be adversely impacted. If government authorities reinstitute such measures or if existing measures remain in place for a significant period of time, they are likely to adversely affect our sales and marketing activities, and our business, prospects, financial condition and operating results.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of future epidemics, pandemics and other outbreaks, the conflict in Ukraine, the Israeli-Palestinian conflict and inflationary pressure could have a material adverse effect on the demand for our vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our electric vehicles for other traditional options, increase use of public and mass transportation options or choose to keep their existing vehicles.

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

We have observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, could have the effect of reducing demand or changing the timing for purchases of our electric motorcycles at independent dealerships. Reduced demand for new electric motorcycles ultimately leads to reduced shipments by us.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, prospects, financial condition and operating results.

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have been concerns over the downturn in economic output caused by the COVID-19 pandemic, the conflict in Ukraine, the Israeli-Palestinian conflict and inflationary pressure. It is unclear whether these challenges will be contained and what effects they each may have. Economic conditions in the United States are sensitive to global economic conditions. Any prolonged slowdown in the United States economic growth might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. Credit risks of customers and suppliers and other counterparty risks may also increase.

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

If our goodwill becomes impaired, our operating results could be negatively impacted.

We have goodwill, which is susceptible to valuation adjustments as a result of changes in various factors or conditions. We assess the potential impairment of goodwill on an annual basis. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill. Factors that could trigger an impairment of such assets include the following:

• changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit;
• significant under performance relative to historical or projected future operating results;
• significant changes in the strategy for our overall business;
• significant negative industry or economic trends;
• significant decline in our stock price for a sustained period; and
• our market capitalization declining to below net book value.

Future adverse changes in these or other unforeseeable factors could result in goodwill or other intangible assets impairment charges that could materially and negatively affect our business, financial condition and results of operations.

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

The historical financial information through the Closing of the Business Combination we have included in this Form 10-K does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our Consolidated financial statements include an allocation for certain corporate functions historically provided by H-D, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that have occurred in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, standalone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical combined financial statements and notes thereto.

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

A wide variety of state, federal and international laws as well as regulations, industry standards and contractual obligations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other types of information. Evolving and changing definitions of personal data and personal information within the United States, Europe, the United Kingdom (the “UK”) and elsewhere, may limit or inhibit our ability to operate or expand our business and some jurisdictions require that certain types of data be retained on servers within these jurisdictions or place restrictions on the export of data to other jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the Internet may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule) (the “TCPA”), the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (the “CAN-SPAM Act”) and similar state and foreign consumer protection laws. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws (including the Federal Trade Commission Act) as imposing standards for the online collection, use, dissemination, and security of data. In addition, by providing financing to and collecting related information from customers, we are subject to financial privacy laws such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations (“GLBA”), which restricts certain collection, use, disclosure and other processing of certain information and contains compliance requirements such as providing notice to individuals of privacy practices and implementing data security standards. The Federal Trade Commission recently updated its Safeguards Rule, which requires certain companies to implement specific safeguards to protect personal information processed in relation to providing a financial product or service, including to require certain financial institutions to report certain data security breaches to the FTC. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our business, prospects, financial condition and operating results.

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

In the United States, the CCPA became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which originally came into force on August 14, 2020 and were amended effective March 29, 2023. Additionally, the California Privacy Rights Act (the “CPRA”), which amended and expanded upon the CCPA, was passed on November 3, 2020, and became effective on January 1, 2023. The CCPA requires covered companies to, among other things, provide certain disclosures to California consumers and affords such consumers certain privacy rights such as rights to access and delete their personal information, opt out of certain sales of personal information (a concept that is defined broadly) and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CPRA’s amendments to the CCPA have imposed additional data protection obligations on covered companies, including certain consumer rights processes, the right to correct personal information, and opt-outs for certain uses of sensitive personal information and the sharing of personal information for targeted advertising purposes; such requirements look back to January 2022. The CPRA’s amendments also created a new enforcement bureau, the California Privacy Protection Agency. The California Privacy Protection Agency released amendments to the CCPA Regulations, which became effective on March 29, 2023; and subsequently in December 2023, the Agency published proposed revisions to the CCPA Regulations, which may undergo further changes in the near future. The CCPA has encouraged “copycat” laws in other states across the country. For example, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), another comprehensive state privacy law, which also became effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which is accompanied by CPA Rules and became effective July 1, 2023, Connecticut enacted the Connecticut Data Privacy Rights Act (the “CTDPA”), which also went into effect July 1, 2023, and Utah enacted the Utah Consumer Privacy Act (the “UCPA”), which went into effect December 31, 2023. Additionally, Oregon enacted the Oregon Consumer Privacy Act (the "OCPA"), which goes into effect on July 1, 2024, Texas enacted the Texas Data Privacy and Security Act (the “TDPSA”), which goes into effect on July 1, 2024, and Montana enacted the Montana Consumer Data Privacy Act (the “MCDPA”), which goes into effect on October 1, 2024. Further, similar laws have been passed in Tennessee, Iowa, Delaware and Indiana, going into effect in 2025 or 2026; other state legislatures including Massachusetts, New York and New Jersey are also considering similar legislation. We cannot fully predict the impact of such comprehensive state privacy laws, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, modify our data processing practices and materially and adversely affect our business, prospects, financial condition and operating results.

In the EU and UK, we are subject to the EU GDPR and applicable national supplementing laws and the UK data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “GDPR”). The GDPR imposes stringent data protection requirements in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data, some of which are different from requirements under existing United States data privacy laws.

The GDPR generally prohibits the transfer of personal data subject to those regimes outside of the EU/UK (including to the United States) unless a lawful data transfer solution has been implemented or a data transfer derogation applies. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EU and the UK to the United States. In July 2020, the Court of Justice of the EU (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), which provided a mechanism for the transfer of personal data from the European Economic Area (“EEA”)/UK to the United States. Subsequently, the United States Department of Commerce negotiated the EU-U.S. Data Privacy Framework (the “Data Privacy Framework”) with the European Commission, to replace Privacy Shield. On July 10, 2023, the European Commission adopted an adequacy decision for the Data Privacy Framework, which concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to U.S. companies under the framework.

Separately, while the CJEU has previously upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it made it clear that reliance alone on the Standard Contractual Clauses may not necessarily be sufficient to protect data transferred in all circumstances.

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

The EU and UK also have evolving privacy laws on cookies, tracking technologies, and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the EU and the UK, informed consent is required for the placement of most cookies or similar technologies that store information, or access information stored, on a user’s device and for direct electronic marketing. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.

Additionally, other countries outside of Europe and the United States, including countries we either operate or may in the future operate within, are considering enacting legislation implementing data protection requirements or imposing cross-border data transfer restrictions or laws requiring local data residency. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act. Also, in the U.S. there has been a noticeable uptick in class actions wherein plaintiffs have utilized a variety of laws, including the Video Privacy Protection Act of 1988 and state wiretapping laws, in relation to companies’ use of tracking technologies, such as cookies and pixels. Such litigation may lead legislatures to consider responsive regulation. For additional information, see “We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition and operating results.”

Compliance with additional laws and regulations could be expensive and result in significant penalties (for example, fines for certain breaches of the GDPR or the UK GDPR are up to the greater of €20 million/£17.5 million or 4% of total global annual turnover) and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Failure to comply with applicable laws and regulations could result in lawsuits, orders to cease or change our data processing activities, regulatory enforcement notices or actions against us or other liability. For example, our misuse of or failure to secure personal information could result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and/or result in significant liability and damage to our reputation and credibility. In addition, we may also face civil claims including representative actions and other class action type litigation (where individuals have alleged to suffered harm) potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. These possibilities, if borne out, could have a negative impact on revenues and profits. If a third party alleges that we have violated applicable data privacy laws, we could face legal claims and damages as well as reputational harm among consumers, investors, and strategic partners.

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

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained, or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators, could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us.

We are subject to cybersecurity risks to our various information systems and software and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our electric vehicles; (e) our mobile application software; or (f) customer or rider data that we process or our third-party vendors or suppliers process on our behalf. In addition, we and our third-party vendors or suppliers that host our data may encounter attempted attacks on their networks and information systems that may take a variety of forms, including denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, phishing, social engineering, ransomware, bugs, viruses, worms, and malicious software programs. All of these types of cybersecurity incidents can give rise to a variety of losses and costs, including legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, damages to reputation, significant incident response, restoration and remediation costs, and others. These incidents could also materially disrupt operational systems; result in loss of intellectual property, trade secrets, confidential information, other proprietary or competitively sensitive information and data generally (including personal information); compromise certain information of customers, employees, suppliers, riders, users or others; harm our reputation or brand; or affect the performance of transmission control modules or other in‑product technology and the integrated software in our electric vehicles.

A cybersecurity incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by threat actors change frequently, are becoming increasingly diverse and sophisticated, and may be difficult to detect for long periods of time. We receive information technology services, including cybersecurity support, from H-D through the Transition Services Agreement. Although we maintain information technology measures designed to protect the confidentiality, integrity and availability of our information systems, and protect us against intellectual property theft, data breaches and other cybersecurity incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cybersecurity threats or incidents. The implementation, maintenance, segregation and improvement of these information systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric powertrain solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these information systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, confidential information, intellectual property or personal information that we hold could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cybersecurity incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, while we maintain insurance coverage, our insurance coverage for cyberattacks may not be sufficient to cover all the losses, liabilities and costs we may experience as a result of a cybersecurity incident, including any disruptions resulting from such an incident, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our products and services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be fully implemented, complied with or effective in protecting our systems and information, including against current or future cybersecurity threats. While we have developed systems and processes designed to protect the availability, integrity, confidentiality and security of us and our customers’, riders’, website visitors’, employees’ and others’ data and information, our security measures or those of our third-party service providers or vendors could fail and result in security incidents, including unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may have liability under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 U.S. states require us to provide notice to customers, regulators, credit reporting agencies or others when certain sensitive information has been compromised as a result of a security breach. Laws outside of the U.S., including in Europe and the UK, may also require us to provide notice to individuals or other third parties. There are significant differences between the laws of the various U.S. states and other jurisdictions, and as a result compliance in the event of a widespread data breach could be complicated, in addition to being costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

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

We rely on our trademarks, trade names, and brand names to distinguish our products from those of our competitors and have registered or applied to register certain of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

In particular, jurisdictions, including the EU, continue to progress initiatives that may have a significant impact on the sourcing of batteries. In the EU, these include: (i) the revised Batteries Regulation, which entered into force in August 2023 and which will introduce, in a phased in manner, considerable new requirements in relation to batteries placed on the EU market; (ii) the Critical Raw Materials Act, which was proposed in March 2023 and politically agreed in November 2023 and will, among other areas, set targets in relation to the EU’s domestic extraction, processing and recycling of certain raw materials; and (iii) the Corporate Sustainability Due Diligence Directive, which was politically agreed by the European Parliament and European Council in December 2023 and will impose additional obligations on certain entities in relation to their supply chains. To the extent that our current practices do not align with these and other proposed regulatory developments, this may lead to additional costs to the sourcing, assembly, transportation, and labeling of batteries.

In addition, to the extent the laws change, our electric vehicles may not comply with applicable international, federal, state or local laws, which could have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, and operating results could be materially and adversely affected.

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

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of contamination in the soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently lease, own or operate, as well as at sites that we previously leased, owned or operated, at sites that we may acquire, or at third-party disposal sites. Under certain federal and state environmental laws, our liability for such conditions may be joint and several with other owners/operators or through our contract manufacturer, so that we may be held responsible for more than our share, or even for the entire share, of the contamination or other damages. Liability under these laws is generally strict. Accordingly, we may incur liability without regard to fault or to the legality of the conduct giving rise to the conditions. These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.

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

Changes in US or international trade policy, including the continuation or imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition, and operating results.

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

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of our Common Stock issuable upon the exercise of the warrants is effective and a current prospectus relating to those Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

The private placement warrants will not be redeemable by us so long as (i) they are held by the initial purchasers of the private placement warrants or its permitted transferees and (ii) the reference value exceeds $18.00 per share.

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

The exercise price for a warrant is $11.50 per share of Common Stock. On December 31, 2023, the closing price of our Common Stock was $11.31. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our warrants, we believe our warrant holders will be unlikely to cash exercise their warrants, resulting in little or no cash proceeds to us. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.

In addition, at the current exercise price of $11.50 per share, we will receive up to $349.2 million from the exercise of the warrants, assuming the exercise in full of all of the warrants for cash. However, we may lower the exercise price of the warrants in accordance with Section 9.8 of the Warrant Agreement. We may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the warrants for cash.

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

Our transition to being a public company has also subjected us to significant regulatory oversight and financial reporting obligations under the federal securities laws and in accordance with Generally Accepted Accounting Principles, as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the US. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the US may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Our facilities, and our suppliers’ facilities, are vulnerable to disruption due to natural disasters, which could become more frequent and severe due to climate change.

There is growing concern that a gradual increase in global average temperatures as a result of climate change may cause an adverse change in weather patterns around the globe, resulting in an increase in the frequency and severity of such natural disasters. Increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could increase the costs we incur in our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management Strategy

The Company has implemented a cybersecurity program intended to assess, identify, manage and reduce cybersecurity risk. Through our partnership with Harley-Davidson we maintain an IT incident response plan that is designed to protect against, identify, evaluate, respond to, and recover from an incident. The plan is designed to be flexible so it may be adapted to an array of potential scenarios and includes a cybersecurity incident response team in the event of a cyber incident. The incident response team is a cross-functional group that is composed of both Company and Harley-Davidson personnel and external service providers, and which is tailored to a particular incident so that individuals with appropriate experience and expertise are available. Currently the Company contracts for such cybersecurity services through the Master Services Agreement with Harley-Davidson, in addition to leveraging its own information technology and security tools and teams.

We have invested in tools and technologies intended to protect our data and business systems, and we monitor our computing environment on an ongoing basis to help identify and assess risk. In addition, we have implemented a cybersecurity training program designed to educate and train employees how to identify, potentially avoid and report cybersecurity threats. It is focused on helping our workforce recognize, avoid falling victim to and raise the visibility of potential cyber threats and scams. In addition, periodic cybersecurity awareness messages are posted to employees on the Company portal as new threats and scams develop throughout the year.

Through the Master Services Agreement with Harley-Davidson, we take measures to regularly update and improve our cybersecurity program, including conducting assessments, performing penetration testing and scanning of our systems for vulnerabilities using external third-party tools and techniques to test security controls, auditing applicable data policies, and monitoring emerging laws and regulations related to information security. We design our program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. However, this does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST Cybersecurity Framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. In addition, we periodically engage third-party advisors to assess the effectiveness of our cybersecurity program, policies and practices. We rely on Harley-Davidson to regularly consult with external advisors and cybersecurity providers regarding opportunities and enhancements to strengthen our policies and practices.

With respect to third-party service providers, our cybersecurity program includes conducting due diligence of relevant and material service providers’ information security programs prior to onboarding. In general we also contractually require material third-party service providers with access to our information technology systems, sensitive business data or personal information to implement and maintain reasonably appropriate security controls and to use our personal information only to provide services to us, except as required by law.

While the Company has experienced, and may in the future experience, cybersecurity incidents, prior incidents have not materially affected the Company’s business, results of operations or financial condition. Although the Company has invested in the protection of its data and information technology and monitors its systems on an ongoing basis, there can be no assurance that such efforts will in the future prevent material compromises to Company information technology systems that could have a material adverse effect on the Company’s business. See Item 1A. Risk Factors, which are incorporated by reference into this Item 1C.

Governance

Our Board of Directors has risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from the Audit and Finance Committee, which periodically reports to the Board of Directors on its risk oversight activities. Cybersecurity is a critical component of our overall risk management program. Our Board of Directors is actively involved in reviewing our information security and technology risks and opportunities (including cybersecurity) and discusses these topics on a regular basis.

The Audit and Finance Committee, comprised solely of independent directors, oversees our enterprise risk management program and assists the Board of Directors in fulfilling its oversight responsibility with respect to our information security and technology risks (including cybersecurity), which are fully integrated into our enterprise risk management systems. The Audit and Finance Committee reviews and discusses our information security and technology risks (such as cybersecurity), including our information security and risk management programs.

Our cybersecurity program is contracted through and led by Harley-Davidson’s Chief Information Security Officer (CISO) who is responsible for assessing and managing the Company’s information security and technology risks (including cybersecurity). On December 15, 2023, the Harley-Davidson CISO announced his retirement from Harley-Davidson, and since that time, Harley-Davidson's Chief Digital and Operations Officer is serving as the acting Harley-Davidson CISO, executing all of the responsibilities of the CISO while Harley-Davidson conducts a search to fill the position. Harley-Davidson’s Chief Digital and Operations Officer has extensive experience in leading information systems management, strategy and operational execution, including information security and incident management, prevention and response.

The Harley-Davidson CISO meets regularly with our Head of Digital to review and discuss our cybersecurity and other information technology risks and opportunities. Our cybersecurity incident response plan sets forth a security incident management and reporting protocol, with escalation timelines and responsibilities.

The Audit and Finance Committee receives periodic updates from the Harley-Davidson CISO or his designee on our cybersecurity program, including industry trends, the current state of our business systems, and any current known risks or concerns related thereto. The Audit and Finance Committee is involved in reviewing our information security and technology risks, including with respect to cybersecurity and reports on such matters to the Board as necessary, and at least annually.

Item 2. Properties

A summary of the principal operating properties as of December 31, 2023 is as follows:

Type of Facility	Location	Status
Corporate Office	Milwaukee, WI	Leased
Product development center	Wauwatosa, WI	Leased
LiveWire Labs - Research and development activities	Mountain View, CA	Leased
LiveWire Labs - Customer experience center	Malibu, CA	Leased
LiveWire Labs - Retail operations	Canoga Park, CA	Leased
LiveWire Labs - Marketing displays and test rides	Los Angeles, CA	Leased

Item 3. Legal Proceedings

The Company from time to time may be subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company, through H-D, also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters. Refer to Note 14, Commitments and Contingencies, to the Notes to Consolidated financial statements.

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

Holders of Record

As of February 21, 2024, there were 10 shareholders of record of our Common Stock and 3 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

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

Other than the information that has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022, there were no unregistered sales of equity securities for the twelve months ended December 31, 2023, or for the period between September 30, 2022 and December 31, 2022.

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

On September 26, 2022, (i) pursuant to investments agreements entered into in connection with the Business Combination, we issued 10,000,000 shares of Common Stock to KYMCO Group at a price per share of $10.00, generating gross proceeds of $100,000,000, (ii) pursuant to the Business Combination and an investments agreement entered into in connection with the Business Combination, we issued 10,000,000 shares of Common Stock to the Legacy LiveWire Equityholder at a price per share of $10.00, generating gross proceeds of $100,000,000 and (iii) 10,000,000 shares of Common Stock as part of the H-D Backstop Amount (as defined herein) at a price per share of $10.00, generating gross proceeds of $100,000,000.

After deducting payments to existing stockholders of approximately $368.1 million in connection with their exercise of redemption rights, the remaining balance immediately prior to closing of the Business Combination (the “Closing”) (as defined herein) of approximately $34 million remained in the trust account. The remaining amount in the trust account and the PIPE Investment were used to fund the Business Combination and related transaction expenses.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended December 31, 2023:

2023 Fiscal Date of Vest	Total Number of Shares Repurchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31	180,055	$10.94	—	—

The LiveWire Group, Inc. 2022 Incentive Award Plan provides that the withholding obligations be settled by the Company retaining shares that are part of the award. During the fourth quarter of 2023, the Company retained 180 thousand shares of common stock to satisfy withholding taxes in connection with the vesting of restricted stock units.

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

	9/26/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
LiveWire Group, Inc.	$100	$76	$52	$69	$126	$74	$120
S&P 500 Index	$100	$98	$106	$106	$112	$106	$106

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

Overview and 2023 Highlights

LiveWire is an industry-leading all-electric vehicle brand with a mission to pioneer the growing two-wheel electric motorcycle space. The Company operates in two segments: Electric Motorcycles and STACYC.

LiveWire’s Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States and certain international markets, while the STACYC segment sells electric balance bikes for kids, related parts and accessories and apparel in the United States and certain international markets. H-D introduced its first electric motorcycle in late 2019 as the “Harley-Davidson LiveWire.” In 2021, building on early success and the continued growth in the global market demand for electric vehicles, H-D launched LiveWire as a standalone electric vehicle division, with the first LiveWire-branded product, the LiveWire ONE, debuting in July 2021, followed by a special launch edition of S2 Del Mars in May 2022 with full production and sales beginning in the third quarter of 2023. In 2019, H-D acquired STACYC Inc. and began selling electric balance bikes for kids.

Electric motorcycles are sold at wholesale to a network of Independent Retail Partners, at retail through a Company-owned dealership and through online sales, and direct to customers through select international partners primarily in Europe. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online. LiveWire is focused on innovating and developing technology in the electric vehicle market. LiveWire’s vision is to create the next generation of electric motorcycles with products and experiences that merge the power and technology of electric with the unique soulful connection that comes from an analog machine. As discussed below, on September 26, 2022 as part of the

Business Combination, LiveWire, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

LiveWire’s net loss for the year ended December 31, 2023 was $109,550 thousand compared to $78,938 thousand for the year ended December 31, 2022. LiveWire’s net losses reflect the early-stage nature of LiveWire’s business including investments in product development as LiveWire continues to focus on technological innovation that it expects will support future products and growth, and investments in talent and capabilities to support the new company.

The Electric Motorcycles segment operating loss for the year ended December 31, 2023 was $116,611 thousand, compared to an operating loss of $89,105 thousand for the year ended December 31, 2022. The increased operating loss was driven by a provision for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of Contract Manufacturing Agreement, increased selling, administrative and engineering expense for product development costs relating to the S2 platform, delivery of Del Mar, and the cost of standing up a new organization, including growing headcount and back-office support. Refer to the Electric Motorcycles segment analysis below for further discussion.

The STACYC segment operating income for the year ended December 31, 2023 was $622 thousand, as compared to $4,150 thousand for the year ended December 31, 2022. The decrease in operating income was driven by lower volumes from our independent distributors and independent dealers and increased selling, administrative and engineering expense related to personnel costs and increased marketing initiatives. Refer to the STACYC segment analysis below for further discussion.

2024 Outlook

For 2024, LiveWire's focus continues to be on our investment into product development and product innovation, including additional models on the S2 platform, market expansion and continued cost improvements. LiveWire plans to continue to expand globally in 2024 with the introduction of the S2 platform to the European market.

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

•Company Retail Motorcycle Unit Sales – LiveWire defines Company Retail Motorcycle Unit Sales as the number of new electric motorcycles sold at retail by LiveWire through its Company-owned dealership, through online sales or direct to customers through select international partners for which LiveWire recognized revenue during the period. LiveWire began selling electric motorcycles direct to retail consumers in the third quarter of 2021.

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

•Company-owned dealership – Dealership owned and operated by LiveWire to sell electric motorcycles, related products, and services.

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

•Independent Retail Partners (STACYC) – Retail Partners owned and operated by independent entities under contract with STACYC to sell electric balance bikes, related products and services.
The following table details the key business metric amounts for the periods indicated:

	Year Ended
	2023	2022
Wholesale Motorcycle Unit Sales:
US	533	394
International (1)	—	50
Total Wholesale Motorcycle Unit Sales	533	444
Company Retail Motorcycle Unit Sales:
US	95	153
International	32	—
Total Company Retail Motorcycle Unit Sales	127	153

Total LiveWire Motorcycle Unit Sales	660	597

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (2)	95	153
Independent Retail Partners (3)	210	534
Total Retail Motorcycle Unit Sales	305	687

Retail Motorcycle Unit Sales:
US	305	459
International	—	228
Total Retail Motorcycle Unit Sales	305	687

Electric Balance Bike Unit Sales:
US	21,172	29,281
International	10,941	18,810
Total Electric Balance Bike Unit Sales	32,113	48,091
(1) International Wholesale Motorcycle Unit Sales represent sales of H-D branded LiveWire motorcycles prior to the Business Combination for the year ended December 31, 2022.
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

The following table details the number of retail partners:

	As of	As of
	December 31, 2023	December 31, 2022
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners:
U.S.	83	75
International	43	—
Total Electric Motorcycles Independent Retail Partners	126	75
Total Electric Motorcycles Retail Partners	127	76

STACYC
Independent Retail Partners:
U.S.	1,975	1,979
International	137	127
Total STACYC Independent Retail Partners	2,112	2,106
The Electric Motorcycles retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of December 31, 2023 and 2022, this total includes 4 and 13 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities. After the Business Combination, any remaining inventory of H-D branded LiveWire motorcycles is owned by H-D, and any related sales are recognized by H-D.
LiveWire believes these key business metrics provide useful information to help investors understand and evaluate LiveWire’s business performance. Wholesale motorcycle unit shipments and Company Retail Motorcycle Unit Sales are key drivers of revenue and profit for the Electric Motorcycles segment. Retail Motorcycle Unit Sales made through both the Company-owned dealership and Independent Retail Partners are a key measure of consumer demand and market share for LiveWire’s electric motorcycles. Total Electric Balance Bike Unit Sales is a key driver of revenue and profit for STACYC.

Results of Operations

The following table presents consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Operating loss from Electric Motorcycles	$(116,611)	$(89,105)	$(27,506)	30.9%
Operating income from STACYC	622	4,150	(3,528)	(85.0)%
Total operating loss	(115,989)	(84,955)	(31,034)	36.5%
Other income, net	—	235	(235)	(100.0)%
Interest expense related party	—	(475)	475	(100.0)%
Interest income	10,537	1,191	9,346	nm
Change in fair value of warrant liabilities	(4,020)	5,033	(9,053)	(179.9)%
Loss before income taxes	(109,472)	(78,971)	(30,501)	38.6%
Income tax (benefit) provision	78	(33)	111	(336.4)%
Net loss	(109,550)	(78,938)	$(30,612)	38.8%
Other comprehensive loss:
Foreign currency translation adjustments	17	(145)	162	(111.7)%
Comprehensive loss	$(109,533)	$(79,083)	$(30,450)	38.5%
Net loss per share, basic and diluted	$(0.54)	$(0.46)	$(0.08)	17.4%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $115,989 thousand for the year ended December 31, 2023 compared to an operating loss of $84,955 thousand for the year ended December 31, 2022. The Electric Motorcycles segment reported an operating loss of $116,611 thousand for the year ended December 31, 2023, as compared to an operating loss of $89,105 thousand for the year ended December 31, 2022. Operating income from the STACYC segment was $622 thousand for the year ended December 31, 2023, compared to operating income of $4,150 thousand for the year ended December 31, 2022. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income, Net

Other income, net for the year ended December 31, 2023 was zero compared to $235 thousand for the year ended December 31, 2022. The change was driven by net periodic benefit plan income as subsequent to the Business Combination the Company did not have similar allocations of net periodic benefit plan income from H-D and the Company does not sponsor a qualified pension plan or postretirement healthcare plan.

Interest Expense Related Party

Interest expense related party for the year ended December 31, 2023 was zero compared to $475 thousand for the year ended December 31, 2022. The change was driven by settlement of the related party notes payable on June 24, 2022.

Interest Income

Interest income for the year ended December 31, 2023 was $10,537 thousand compared to $1,191 thousand for the year ended December 31, 2022. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $161,000 thousand in money market funds as of December 31, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2023 was a loss of $4,020 thousand compared to income of $5,033 thousand for the year ended December 31, 2022. The loss recognized of $4,020 thousand for the year ended December 31, 2023 was due to the increase in the estimated fair value of the warrants related to fluctuations in the market price of the warrants. The income recognized of $5,033 thousand was due to the decrease in the estimated fair value of the warrants between September 26, 2022, the closing date of the Business Combination, and December 31, 2022, related to fluctuations in the market price of the warrants. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist prior to September 26, 2022. See Note 10, Warrant Liabilities, in the Consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax provision for the year ended December 31, 2023 was $78 thousand, as compared to an income tax benefit of $33 thousand for the year ended December 31, 2022. The income tax provision in 2023 was driven by the change in deferred tax liability associated with the amortization of the taxable temporary difference related to indefinite lived intangibles that are not amortized for book purposes. The 2022 taxable income benefit was driven by the reduction of the net deferred tax liability as a result of the requirement to capitalize research and experimental expenditures starting in tax years beginning after December 31, 2021.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	$ Change	% Change
Revenue:
Electric motorcycles	$11,087	$13,171	$(2,084)	(15.8)%
Parts, accessories and apparel	461	828	(367)	(44.3)%
Revenue, net	11,548	13,999	(2,451)	(17.5)%
Cost of goods sold	27,297	23,268	4,029	17.3%
Gross profit	(15,749)	(9,269)	(6,480)	69.9%
Operating expenses:
Selling, administrative and engineering expense	100,862	79,836	21,026	26.3%
Operating loss	$(116,611)	$(89,105)	$(27,506)	30.9%

Revenue

Revenue for the year ended December 31, 2023 decreased by $2,451 thousand, or 17.5%, to $11,548 thousand from $13,999 thousand for the year ended December 31, 2022. Unit sales increased 11% to 660 in 2023 from 597 in 2022 driven by increased unit sales from Del Mar which was launched in the third quarter of 2023. The increase in unit sales was offset by product mix as the Del Mar selling price is lower than the LiveWire ONE selling price resulting in a decrease of overall revenue of $2,451 thousand in 2023 compared to 2022.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2023 increased by $4,029 thousand, or 17.3%, to $27,297 thousand from $23,268 thousand for the year ended December 31, 2022. The increase was primarily due to a provision for excess inventory components held by H-D that the Company is obligated to reimburse H-D under the terms of Contract Manufacturing Agreement and related costs of approximately $6,715 thousand offset by a decrease in Cost of Goods Sold related to product mix.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2023 increased by $21,026 thousand, or 26.3%, to $100,862 thousand from $79,836 thousand for the year ended December 31, 2022. The increase was primarily due to product development costs relating to the S2 platform, costs incurred related to the delivery of Del Mar, and increases in personnel costs primarily related to higher headcount to support the stand-up of the new LiveWire organization.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Increase (Decrease)	% Change
Revenue:
Electric balance bikes	$22,865	$29,669	$(6,804)	(22.9)%
Parts, accessories and apparel	3,610	3,165	445	14.1%
Revenue, net	26,475	32,834	(6,359)	(19.4)%
Cost of goods sold	16,498	20,661	(4,163)	(20.1)%
Gross profit	9,977	12,173	(2,196)	(18.0)%
Operating expenses:
Selling, administrative and engineering expense	9,355	8,023	1,332	16.6%
Operating income	$622	$4,150	$(3,528)	(85.0)%

Revenue

Revenue for the year ended December 31, 2023 decreased by $6,359 thousand, or 19.4%, to $26,475 thousand from $32,834 thousand for the year ended December 31, 2022. The decrease was primarily due to lower revenue from electric balance bikes of $6,804 thousand. The decrease in revenue from electric balance bikes was driven by lower shipment volumes of $6,229 primarily to our independent distributors and independent dealers, along with a decrease of $575 thousand due to product mix and promotions for the year ended December 31, 2023.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2023 decreased by $4,163 thousand, or 20.1%, to $16,498 thousand from $20,661 thousand for the year ended December 31, 2022. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2023 increased by $1,332 thousand, or 16.6%, to $9,355 thousand from $8,023 thousand for the year ended December 31, 2022. The increase was primarily due to increases in personnel costs and increases in marketing spend to promote domestic brand and initiatives to support growth of the business.

Results of Operations 2022 Compared to 2021

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 6, 2023 with the SEC for a detailed discussion of the results of operations for 2022 compared to 2021.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, LiveWire’s cash and cash equivalents were $167,904 thousand and $265,240 thousand, respectively.

As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million as more fully described below.

On September 26, 2022, LiveWire consummated the Business Combination with ABIC resulting in net proceeds of approximately $293.7 million, including a $100 million investment from H-D and a $100 million investment from KYMCO through a PIPE. Additionally, LiveWire received ABIC’s cash held in trust account of $13.6 million and the $100 million equity backstop provided by the H-D Backstop Amount in exchange for 10,000,000 shares of Common Stock for a purchase price of $10.00 per share pursuant to the terms of the Business Combination Agreement.

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of December 31, 2023, the reported sales price of Common Stock was $11.31 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date.

Management believes that cash on hand, including the proceeds received from the Business Combination, and the Convertible Term Loan, will provide sufficient liquidity to meet LiveWire’s projected obligations, including those related to existing contractual obligations, for at least the next twelve months.

LiveWire plans to use its current cash on hand, including the financing raised through the Business Combination and PIPE Financing, and available funds under the Convertible Term Loan to support its core business operations and strategic plan, invest in new product development, and enhance its global manufacturing and distribution capabilities. LiveWire expects its capital expenditures and working capital requirements to increase substantially in the near future, as it grows the business, develops its customer support and marketing infrastructure and expands its research and product development efforts. LiveWire had $20,861 thousand of purchase order commitments related to capital expenditures and other spending to support its business operations and strategic plan as of December 31, 2023 related to fiscal year 2024.

The Company enters into purchase orders with vendors and other parties in the ordinary course of business. During the year ended December 31, 2023, the Company entered into a long-term commitment with a vendor to provide certain inventory components. As of December 31, 2023, the Company’s estimated payments are $2,836 thousand, $2,431 thousand, and $506 thousand for fiscal years 2024, 2025, and 2026, respectively, and no estimated payments thereafter. During the year ended December 31, 2023, the Company recorded a liability of $6,309 thousand for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 16, Related Party Transactions, for discussion of commitments with H-D. Otherwise, there have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2023.

LiveWire’s material contractual operating cash commitments at December 31, 2023 relate to leases as discussed further in Note 9, Leases, in the Consolidated financial statements. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2025.

Cash Flow Activity

The following table presents condensed highlights from our Consolidated statements of cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net cash used by operating activities	$(83,462)	$(89,681)
Net cash used by investing activities	(13,462)	(14,081)
Net cash (used) provided by financing activities	(412)	366,334
Net increase in cash and cash equivalents	$(97,336)	$262,572

The overall decrease in cash during the year ended December 31, 2023 was due primarily to a decrease in net cash provided by financing activities. There was an increase in cash in the year ended December 31, 2022 as a result of the Business Combination.
Operating Activities

The Company had negative cash flow from operating activities during the years ended December 31, 2023 and 2022. Net cash used in operating activities decreased by $6,219 thousand to $83,462 thousand for the year ended December 31, 2023 compared to $89,681 thousand for the year ended December 31, 2022. The decrease in negative cash flow from operating activities was primarily driven by favorable changes in inventories, accounts payable to related party, and other current assets offset by unfavorable changes in other working capital amounts, including accounts receivable, accounts receivable from related party, and accounts payable and accrued liabilities and the increase in net loss of $30,612 thousand.

Investing Activities

Net cash used in investing activities decreased by $619 thousand to $13,462 thousand for the year ended December 31, 2023 compared to $14,081 thousand for the year ended December 31, 2022. The decrease was due to lower capital expenditures in 2023.

LiveWire expects to fund future cash flows used in investing activities with the financing raised through the Business Combination, PIPE Financing and the Convertible Term Loan. LiveWire estimates capital expenditures to be between $15 million and $20 million in 2024.

Financing Activities

Net cash provided by financing activities decreased by $366,746 thousand to $412 thousand net cash used by financing activities for the year ended December 31, 2023 compared to $366,334 thousand net cash provided by financing activities for the year ended December 31, 2022. The decrease was primarily due to cash received in the prior year from the Business Combination of $293,717 thousand, proceeds from borrowing on notes payable to related party of $15,333 thousand, and cash transfers from H-D related to services and funding for operations of $59,051 thousand.

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

Revenue Recognition - Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. S2 electric motorcycles contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycle is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to the S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

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

Additionally, LiveWire may from time-to-time initiate certain voluntary recall campaigns or field actions. The estimated costs associated with voluntary recalls or field actions are recorded when the liability is both probable and estimable. This generally occurs when LiveWire’s management approves and commits to a recall or field action. The accrued cost of a recall or field action is based on an estimate of the cost to repair each affected vehicle and the number of vehicles expected to be repaired based on historical data concerning the percentage of affected customers that take advantage of recall or field action offers. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

The factors affecting actual warranty and recall or field action costs can be volatile. As a result, actual warranty claims experience and recall or field action costs may differ from estimates, which could lead to material changes in our accrued warranty and recall or field actions costs. LiveWire’s warranty and recall or field action liabilities are discussed further in Note 12, Product Warranty and Recall Campaigns, in the Consolidated financial statements.

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

Valuation of Warrant Liabilities - Upon consummation of the Business Combination, the Company assumed 30,499,990 warrants to purchase LiveWire's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of its IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). LiveWire accounts for its Warrants assumed as part of the Business Combination in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, LiveWire classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our Consolidated statements of operations and comprehensive loss. The fair value of the Public Warrants is determined using the quoted market price as of the valuation date. The fair value of the Private Placement Warrants is determined by using the quoted market price of the Public Warrants as the Private Warrants have terms and provisions that impact the fair value assessment that are identical to those of the Public Warrants, including the exercise price, exercisability and exercise period. See Note 10, Warrant Liabilities, in the Consolidated financial statements for more information concerning accounting for the Warrant liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, LiveWire’s cash and cash equivalents amounted to $167,904 thousand. LiveWire manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

LiveWire is also exposed to possible disruption of supply or shortage of materials, including, but not limited to, lithium-ion battery cells and key semiconductor chip components necessary for electric vehicles, and any inability to purchase raw materials and components could negatively impact LiveWire’s operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LiveWire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiveWire Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
February 23, 2024

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended
	2023	2022	2021
Revenue, net	$38,023	$46,833	$35,806
Costs and expenses:
Cost of goods sold (including related party amounts of $23,433 and $1,685 in 2023 and 2022, respectively, as described in Note 16)	43,795	43,929	38,380
Selling, administrative and engineering expense (including related party amounts of $14,993 and $3,485 in 2023 and 2022, respectively, as described in Note 16)	110,217	87,859	65,608
Total operating costs and expenses	154,012	131,788	103,988
Operating loss	(115,989)	(84,955)	(68,182)
Other income, net	—	235	302
Interest expense related party	—	(475)	(293)
Interest income	10,537	1,191	19
Change in fair value of warrant liabilities	(4,020)	5,033	—
Loss before income taxes	(109,472)	(78,971)	(68,154)
Income tax (benefit) provision	78	(33)	138
Net loss	(109,550)	(78,938)	(68,292)
Other comprehensive loss:
Foreign currency translation adjustments	17	(145)	(85)
Comprehensive loss	$(109,533)	$(79,083)	$(68,377)

Net loss per share, basic and diluted	$(0.54)	$(0.46)	$(0.42)
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$167,904	$265,240
Accounts receivable, net	4,295	2,325
Accounts receivable from related party	3,402	525
Inventories, net	32,122	29,215
Other current assets	3,004	4,625
Total current assets	210,727	301,930
Property, plant and equipment, net	37,682	31,567
Goodwill	8,327	8,327
Deferred tax assets	4	—
Lease assets	1,868	3,128
Intangible assets, net	1,347	1,809
Other long-term assets	6,192	5,044
Total assets	$266,147	$351,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,554	$7,055
Accounts payable to related party	20,371	5,733
Accrued liabilities	21,189	20,343
Current portion of lease liabilities	1,152	1,312
Total current liabilities	46,266	34,443
Long-term portion of lease liabilities	792	1,913
Deferred tax liabilities	93	15
Warrant liabilities	12,319	8,388
Other long-term liabilities	814	246
Total liabilities	60,284	45,005
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 203,210 issued and 203,030 outstanding as of December 31, 2023 and 202,403 issued and outstanding as of December 31, 2022	20	20
Treasury Stock, at cost: 2023 - 180 shares, 2022 - no shares	(1,969)	—
Additional paid-in-capital	339,783	329,218
Accumulated deficit	(131,988)	(22,438)
Accumulated other comprehensive income	17	—
Total shareholders' equity	205,863	306,800
Total liabilities and shareholders' equity	$266,147	$351,805
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(109,550)	$(78,938)	$(68,292)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,832	4,401	4,718
Change in valuation of contingent consideration liability	—	—	49
Payment of contingent consideration in excess of acquisition date fair value	—	(413)	(344)
Change in fair value of warrant liabilities	4,020	(5,033)	—
Stock compensation expense	8,926	394	786
Provision for doubtful accounts	53	145	55
Deferred income taxes	74	(125)	(22)
Inventory write-down	2,719	1,074	2,456
Loss on disposal of property, plant, and equipment	—	—	850
Cloud computing arrangements development costs	(1,312)	(4,894)	—
Other, net	(117)	(144)	193
Changes in current assets and liabilities:
Accounts receivable, net	(2,023)	4,156	(2,116)
Accounts receivable from related party	(2,877)	(593)	(89)
Inventories	(5,626)	(21,068)	1,563
Other current assets	1,621	(1,283)	(3,282)
Accounts payable and accrued liabilities	160	6,371	(11,064)
Accounts payable to related party	14,638	6,269	—
Net cash used by operating activities	(83,462)	(89,681)	(74,539)
Cash flows from investing activities:
Capital expenditures	(13,462)	(14,081)	(9,951)
Net cash used by investing activities	(13,462)	(14,081)	(9,951)
Cash flows from financing activities:
Repurchase of common stock	(1,969)	—	—
Proceeds received from sale of warrants	1,557	—	—
Borrowings on notes payable to related party (Note 16)	—	15,333	2,100
Repayment on notes payable to related party (Note 16)	—	—	(1,000)
Net proceeds from the Business Combination and PIPE Investments (Note 4)	—	293,717	—
Payment of contingent consideration up to acquisition date fair value (Note 11)	—	(1,767)	(1,836)
Transfers from Parent (Note 16)	—	59,051	85,493
Net cash provided (used) by financing activities	(412)	366,334	84,757
Net increase (decrease) in cash and cash equivalents	$(97,336)	$262,572	$267

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$265,240	$2,668	$2,401
Net increase (decrease) in cash and cash equivalents	(97,336)	262,572	267
Cash and cash equivalents—end of period	$167,904	$265,240	$2,668
The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2020	—	$—	$—	$—	$230	$1,793	$—	$2,023
Net loss	—	—	—	—	—	(68,292)		(68,292)
Other comprehensive income, net of tax	—	—	—	—	(85)	—		(85)
Net contribution from H-D	—	—	—	—	—	86,279		86,279
Balance, December 31, 2021	—	—	—	—	145	19,780		19,925
Net loss prior to the Business Combination	—	—	—	—	—	(56,500)		(56,500)
Net loss post Business Combination	—	—	—	(22,438)	—	—		(22,438)
Other comprehensive loss, net of tax	—	—	—	—	(154)	—		(154)
Net contribution from H-D prior to the Business Combination	—	—	—	—	—	79,922		79,922
Issuance of common stock to H-D upon separation and reclassification of Net Parent company investment, including separation adjustments	161,000	16	48,360	—	9	(43,202)		5,183
Issuance of common stock to ABIC public and sponsor stockholders	11,403	1	429	—	—	—		430
Issuance of common stock upon H-D PIPE & Backstop	20,000	2	179,865	—	—	—		179,867
Issuance of common stock upon KYMCO PIPE	10,000	1	99,999	—	—	—		100,000
Share-based compensation	—	—	565	—	—	—		565
Balance, December 31, 2022	202,403	20	329,218	(22,438)	—	—		306,800
Net loss	—	—	—	(109,550)	—	—	—	(109,550)
Other comprehensive loss, net of tax	—	—	—	—	17	—	—	17
Share-based compensation	672	—	8,926	—	—	—	—	8,926
Shareholder warrants exercised	135	—	1,639	—	—	—	—	1,639
Repurchase of common stock	—	—	—	—	—	—	(1,969)	(1,969)
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$—	$(1,969)	$205,863

The accompanying notes are integral to the Consolidated financial statements.

LIVEWIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in these Consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “LiveWire.” The Company is focused on pioneering the growing two wheel electric motorcycle market. We design and sell electric motorcycles and electric balance bikes with related electric motorcycle parts, accessories, and apparel.

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

The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells motorcycle parts, accessories, and apparel. Electric Motorcycles are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales. The STACYC segment primarily focuses on the designing and selling of electric balance bike for kids. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

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

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash and cash equivalents with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At December 31, 2023, and 2022, 56.2% and 36.2%, respectively, of our net accounts receivable balance was due from the KTM customer group, driven by sales through the STACYC segment. No other single customer or customer group represented 10% or greater of net accounts receivable.

Accounts Receivable, net – Accounts receivable primarily relate to sales of electric balance bikes to independent dealers and independent distributors and are presented in Accounts receivable, net on the Consolidated balance sheets. All sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are financed by the purchasing independent dealers through Harley-Davidson Financial Services, Inc. (“HDFS”), a wholly owned subsidiary of H-D. Sales to online and retail customers may also be financed by HDFS. Accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. The allowance for doubtful accounts deducted from total accounts receivable was $140 thousand and $211 thousand as of December 31, 2023, and 2022, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivables are written down once management determines that the specific customer does not have the ability to repay the balance in full.

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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2023 and 2022, the Company tested its goodwill balances for impairment and no impairment charges were recorded to goodwill as a result of those impairment tests.

Intangible Assets – Intangible assets are comprised of trademarks, patents, distributor relationships, and non-compete agreements. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. Intangible assets are assessed for impairment when a triggering event occurs.

Cloud Computing Arrangements – The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $1,312 thousand and $4,930 thousand of costs during 2023 and 2022, respectively, to implement cloud computing arrangements. Capitalized cloud computing arrangement costs are included within Other long-term assets on the Consolidated balance sheets. Amortization expense totaled $839 thousand and $35 thousand for the years ended December 31, 2023 and 2022, respectively, and is presented within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss. There were no cloud computing arrangement costs capitalized and no amortization expense incurred in 2021.

Impairment of Long-Lived Assets – The Company periodically evaluates the carrying value of long-lived assets, which consist of property, plant and equipment, intangible assets, and cloud computing arrangements, to be held and used when events and circumstances indicate the carrying amount may not be recoverable. Such events and circumstances include significant decreases in the market price for similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. When the carrying value of a long-lived asset is not recoverable based on the existence of one or more of the above indicators, recoverability is determined by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. The Company also reviews the useful life of its long-lived assets when events and circumstances indicate that the actual useful life may be shorter than originally estimated. In the event the actual useful life is deemed to be shorter than the original useful life, depreciation or amortization is adjusted prospectively so that the remaining book value is depreciated or amortized over the revised useful life.

Research and Development Expenses – Expenditures for research activities relating to product development are charged against income as incurred. Research and development expenses were $54,070 thousand, $35,612 thousand and $35,308 thousand for 2023, 2022 and 2021, respectively, and presented within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $4,671 thousand, $7,940 thousand and $5,344 thousand in advertising costs, respectively.

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

New Accounting Standards

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-07 will have on the Company's consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) provide additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact ASU 2023-09 will have on the Company's consolidated financial statement disclosures.

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

Disaggregated revenue, net by major source was as follows for the years ended December 31, (in thousands):

	2023	2022	2021
Electric Motorcycles
Electric motorcycles	$11,087	$13,171	$8,706
Parts, accessories and apparel	461	828	999
	$11,548	$13,999	$9,705
STACYC
Electric balance bikes	$22,865	$29,669	$23,130
Parts, accessories and apparel	3,610	3,165	2,971
	$26,475	$32,834	$26,101
Total Revenue, net	$38,023	$46,833	$35,806

Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. S2 electric motorcycles contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycle is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

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

The Company offers the right to return eligible parts and accessories and apparel and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company had a refund asset of $299 thousand and zero at December 31, 2023 and December 31, 2022, respectively. The Company had a refund liability of $327 thousand and zero at December 31, 2023 and December 31, 2022, respectively.

Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration related to previously recognized sales were not material for the years ended December 31, 2023, 2022 and 2021.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycle for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $214 thousand and $163 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $245 thousand and zero were included in Other long-term liabilities in the Company's Consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively. The Company expects to recognize all $214 thousand of the current portion of unearned revenue in 2024. The Company expects to recognize $245 thousand included in Other long-term liabilities over the next five years.

Previously deferred revenue recognized as revenue in 2023 and 2022 was $163 thousand and $1,644 thousand, respectively.

4. Business Combination

As discussed in Note 1, Description of Business and Basis of Presentation, the Company completed the Business Combination on September 26, 2022. The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, ABIC was treated as the acquired company for financial reporting purposes. The net assets of ABIC were stated at carrying value, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy LiveWire. Legacy LiveWire was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

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

The income tax (benefit) provision for the years ended December 31, consists of the following (in thousands):

	2023	2022	2021
Current:
Federal	$3	$—	$—
State	(10)	—	56
Foreign	11	66	104
Current income tax provision	$4	$66	$160
Deferred:
Federal	$78	$(95)	$61
State	—	(4)	(81)
Foreign	(4)	—	(2)
Deferred income tax (benefit) provision	74	(99)	(22)
Total income tax (benefit) provision	$78	$(33)	$138

The components of loss before income taxes for the years ended December 31, were as follows (in thousands):

	2023	2022	2021
Domestic	$(109,491)	$(79,262)	$(68,534)
Foreign	19	291	380
Loss before income taxes	$(109,472)	$(78,971)	$(68,154)

The reconciliation of the (benefit) provision for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax (benefit) provision for the years ended December 31, is shown below (in thousands):

	2023	2022	2021
Benefit at statutory rate	$(22,989)	$(16,584)	$(14,312)
State taxes, net of federal benefit	(2,747)	(1,367)	(1,139)
Foreign rate differential	3	5	8
Nondeductible (benefits) expenses	(293)	43	420
Unrecognized tax benefits including interest and penalties	—	—	6
Unbenefited losses	28,250	11,582	14,770
Valuation allowance	1,381	7,397	380
Change in value of warrants	844	(1,144)	—
Research & Development Tax Credit	(4,057)	—	—
Other	(314)	35	5
Income tax (benefit) provision	$78	$(33)	$138

The Company generated operating losses in each of the years presented. The income tax benefit recognized related to these losses was zero for each of the years ended December 31, 2023, 2022, and 2021. Operating results of the U.S. entities are included in the consolidated U.S. federal and combined state tax returns of H-D and these tax attributes have been fully utilized by H-D and are no longer available to the Company for future use. Future income tax (benefits) provisions may be impacted by future changes in the utilization of LiveWire attributes by H-D. The difference between the benefit at the statutory rate and the income tax (benefit) provision related to these operating losses is reflected in the table above as unbenefited losses.

After an assessment of the positive and negative evidence regarding the realizability of the separate state NOLs reflected in the financials, it was determined a valuation allowance continues to be required on separate state NOLs. Additionally, it was necessary to assess the positive and negative evidence of the realizability of the U.S. federal and consolidated state net deferred tax asset balance remaining after H-D utilization of LiveWire attributes for the periods ended December 31, 2023 and 2022.

After such an assessment, it was determined a valuation allowance continues to be required. The difference between the benefit at the statutory rate and the income tax (benefit) provision related to these valuation allowances is reflected in the table above as valuation allowance.

The Company’s Non-US entities generated both income tax and operating losses for a net income tax provision of $7 thousand. Non-US operating losses cannot be utilized by H-D, therefore a deferred tax asset was recorded. After assessment of the positive and negative evidence regarding realizability of the Non-US deferred tax assets, it was determined the deferred tax assets are more likely than not to be realized and no valuation allowance was recorded.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2023	2022
Deferred tax assets:
Capitalized research & experimental expenditures	$11,827	$7,158
Accruals not yet tax deductible	1,585	615
Stock compensation	1,490	524
Net operating loss and credit carryforwards	4	—
UNICAP	91	1
Amortization, book in excess of tax	1,018	946
Lease liability	458	733
Deferred tax assets before valuation allowance	16,473	9,977
Less: Valuation allowance	(9,693)	(8,312)
Total deferred tax assets	6,780	1,665
Deferred tax liabilities:
Depreciation, tax in excess of book	$(5,961)	$(620)
Amortization, tax in excess of book	(468)	(349)
Right-of-use asset	(440)	(711)
Total deferred liabilities	(6,869)	(1,680)
Net deferred tax liability	$(89)	$(15)

The net deferred tax liability balance increased from December 31, 2022 to December 31, 2023 primarily due to an increase in the deferred tax liability balance related to tax basis amortizable goodwill that is not amortized for book purposes.

The tax operating loss and tax credit carryforwards, calculated on the separate return method for allocating tax expense, have been utilized by H-D in the consolidated tax return, and therefore are not available to the Company in future periods. Under the terms of the Company’s Tax Matters Agreement with H-D, LiveWire will receive no compensation from H-D for the use of such attributes, but they may be used to offset any future liabilities that may be owed by LiveWire to H-D under the Tax Matters Agreement. In addition, these tax loss and credit carryforwards would not have been realized on a separate return basis. As a result, consistent with prior periods, neither the deferred tax assets nor the full valuation allowances have been recorded for these hypothetical attributes. For the period from the close of the Business Combination and effective date of the Tax Matters Agreement, the unrecorded tax net operating loss and tax credit carryforward, unbenefited by LiveWire, was $32,014 thousand.

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax (benefit) provision. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2023	2022
Unrecognized tax benefits, beginning of period	$162	$—
Increase (decrease) in unrecognized tax benefits for tax positions take in prior period	(162)	162
Unrecognized tax benefits, end of period	$—	$162

There were no unrecognized tax benefits as of December 31, 2023 and 2022 that, if recognized, would affect the effective tax rate due to the NOL and valuation allowance positions.

There was zero interest and penalties associated with unrecognized tax benefits recognized in the Consolidated statements of operations and comprehensive loss during 2023, 2022, and 2021.

There were zero gross interest and penalties associated with unrecognized tax benefits recognized in the Consolidated balance sheets at December 31, 2023 and 2022, respectively, due to the NOL and valuation allowance positions.

The Company did not make any income tax payments for the years ended December 31, 2023, 2022, and 2021.

LiveWire and its subsidiaries are currently members of H-D’s consolidated, combined, unitary and other similar groups for federal, state and local income tax purposes. The consolidated group files U.S. federal and various state income tax returns which are no longer subject to examination before 2020. LiveWire has separate state and non-US filing requirements that will remain open to tax authority examination through 2029.

6. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed using the weighted average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards —restricted stock units, performance share units, and warrants. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the potentially dilutive shares were anti-dilutive in those periods.

Computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands, except per share amounts):

	2023	2022	2021
Net Loss	$(109,550)	$(78,938)	$(68,292)

Basic weighted-average shares outstanding	202,504	172,003	161,000
Effect of dilutive securities – Warrants	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—
Diluted weighted-average shares outstanding	202,504	172,003	161,000
Earnings per share(1):
Basic	$(0.54)	$(0.46)	$(0.42)
Diluted	$(0.54)	$(0.46)	$(0.42)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Prior to the Business Combination date, the Company did not have any issued and outstanding common stock or any common share equivalents. Accordingly, for 2021, the net loss per share was calculated based on the 161,000,000 shares of Common Stock distributed to H-D in exchange for the membership interests of Legacy LiveWire. At the time of the Business Combination, additional shares of Common Stock were issued, which are reflected in the weighted-average shares outstanding as of December 31, 2023 and 2022.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 10, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the years ended December 31, 2023 and 2022, 2,617 thousand and 2,495 thousand employee stock compensation plan awards, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the years ended December 31, 2023 and 2022, 30,365 thousand and 30,500 thousand warrants, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. There were no anti-dilutive employee stock compensation awards or warrants for 2021. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

7. Additional Balance Sheet Information

Inventories, net consisted of the following as of December 31, (in thousands):

	2023	2022
Raw materials and work in process	$486	$48
Electric motorcycles and electric balance bikes	28,205	25,291
Parts and accessories and apparel	3,431	3,876
Inventories, net	$32,122	$29,215

Inventory valuation reserves deducted from cost were $3,539 thousand and $1,320 thousand as of December 31, 2023 and 2022, respectively.

Other current assets primarily include prepaid expenses of $1,905 thousand and $3,700 thousand as of December 31, 2023 and 2022, respectively.

Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2023	2022
Construction in progress	$6,697	$26,362
Tooling	23,627	9,874
Machinery and equipment	5,147	3,488
Software	17,310	2,799
Leasehold improvements	2,023	1,635
	$54,804	$44,158
Accumulated depreciation	(17,122)	(12,591)
Property, plant and equipment, net	$37,682	$31,567

Depreciation was $4,531 thousand, $3,939 thousand and $4,256 thousand for the years ending December 31, 2023, 2022 and 2021, respectively. Software, net of accumulated amortization, included in Property, plant and equipment, net, was $14,395 thousand and $1,309 thousand as of December 31, 2023 and 2022, respectively. The Company had $4,933 thousand and $7,748 thousand related to purchases of property, plant and equipment included in Accrued liabilities as of December 31, 2023 and December 31, 2022, respectively. The Company had $3,651 thousand related to purchases of property, plant and equipment included in Accounts payable as of December 31, 2021.

Other long-term assets consisted primarily of capitalized implementation costs incurred in connection with cloud computing arrangements that do not include a license to internal-use software in accordance with Accounting Standards Update 2018-15.

Accrued liabilities consisted of the following as of December 31, (in thousands):

	2023	2022
Payroll and employee benefits	$7,077	$4,641
Engineering	5,215	4,377
Warranty and recalls	730	397
Deferred revenue	214	163
Sales incentives	78	—
Taxes	579	352
Accrued capital expenditures	4,933	7,748
Other	2,363	2,665
Accrued liabilities	$21,189	$20,343

8. Goodwill and Other Intangible Assets

Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. The carrying amount of goodwill was $8,327 thousand as of December 31, 2023 and 2022.

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

Intangible assets at December 31, were as follows (in thousands):

	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$2,500	$(1,208)	$1,292	$2,500	$(958)	$1,542
Non-compete agreement	640	(619)	21	640	(491)	149
Others	440	(406)	34	440	(322)	118
	$3,580	$(2,233)	$1,347	$3,580	$(1,771)	$1,809

Amortization of intangible assets, net, excluding goodwill, recorded in Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss was $462 thousand for 2023 and 2022, respectively. Future amortization of the Company's intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$289
2025	254
2026	254
2027	254
2028	254
Thereafter	42
$1,347

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill for impairment annually, or more frequently if events occur that indicate an asset may be impaired.

For goodwill, the reporting units used in assessing impairment is the same as the Company’s two operating segments and reportable segments as described in Note 17, Reportable Segments and Geographic Information. Our assessment for impairment of goodwill utilized a discounted cash flow analysis and a guideline public company market approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value, and a reconciliation of the Company’s concluded values for each reporting unit to the Company’s market capitalization. Based upon the Company’s annual goodwill impairment analyses, the Company concluded there were no impairments to goodwill for any periods presented.

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

The Company has operating lease arrangements for real estate. The Company’s leases have a remaining lease term of one to four years. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2023	2022
Assets:
Lease assets	$1,868	$3,128
Liabilities:
Current portion of lease liabilities	1,152	1,312
Long-term portion of lease liabilities	792	1,913
Total lease liabilities	$1,944	$3,225

The following table presents the components of lease costs as of December 31, (in thousands):

Lease Cost	2023	2022	2021
Operating lease cost	$1,435	$1,300	$1,008
Short-term lease cost	38	37	291
Variable lease cost	37	143	141
Net lease cost	$1,510	$1,480	$1,440

Future maturities of the Company's operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Future lease payments:
2024	$1,189
2025	446
2026	277
2027	97
Thereafter	—
$2,009
Present value discount	(65)
Lease liabilities	$1,944

Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2023	2022	2021
Cash outflows for amounts included in the measurement of lease liabilities	$1,456	$1,300	$924
ROU assets obtained in exchange for lease obligations	109	910	3,940
Weighted-average remaining lease term (in years)	2.10	2.80	3.26
Weighted-average discount rate	2.69%	2.35%	1.29%

10. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”), collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 and 19,999,990 Public Warrants outstanding as of December 31, 2023 and 2022, respectively, and 10,500,000 Private Warrants outstanding as of both December 31, 2023 and 2022.

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

Redemption of Warrants when the price per Common Stock share equals or exceeds $10.00: Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•in whole and not in part;
•at $0.10 per Warrant upon a minimum 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table, based on the redemption date and the “fair market value” of Common Stock;
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

Private Placement Warrants

The Private Placement Warrants have terms and provisions that are similar to those of the Public Warrants, including as to the exercise price, exercisability and exercise period. The Private Placement Warrants will not be redeemable by the Company so long as they are (i) held by the initial purchasers of the Private Placement Warrants or its permitted transferees and (ii) the reference value exceeds $18.00 per share. The initial Private Placement Warrant purchasers, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis if the reference value is between $10.00 and $18.00. If the Private Placement Warrants are held by holders other than the AEA-Bridges Impact Sponsor, LLC (the “Sponsor”) or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

During the year ended December 31, 2023, there were no redemptions and 135 thousand exercises of the Public Warrants and no redemptions or exercises of the Private Warrants. There were no redemptions or exercises of the Public or Private Warrants during in the period subsequent to the Business Combination in 2022.

The Company recognized expense of $4,020 thousand and income of $5,033 thousand as a change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss for years ended December 31, 2023 and 2022, respectively. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. At December 31, 2023 and 2022, the Company’s Warrant liability was $12,319 thousand and $8,388 thousand, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows as of December 31, (in thousands):

	2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$161,000	$—	$—	$161,000
Liabilities:
Public Warrants	$8,059	$—	$—	$8,059
Private Placement Warrants	—	4,260	—	4,260
Share-based awards settled in cash	1,268	—	—	1,268
	$9,327	$4,260	$—	$13,587

	2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$257,000	$—	$—	$257,000
Liabilities
Public Warrants	$5,500	$—	$—	$5,500
Private Placement Warrants	—	2,888	—	2,888
Share-based awards settled in cash	1,618	—	—	1,618
	$7,118	$2,888	$—	$10,006

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

12. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new electric motorcycles for a period of two years, except for the battery which is covered for five years. The Company also provides limited warranties on parts and accessories and electric balance bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues for future warranty claims at the time of sale by the Company using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

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

Changes in the Company’s warranty and recall liability were as follows as of December 31, (in thousands):

	2023	2022
Balance, beginning of period	$566	$1,095
Warranties issued during the period	878	714
Settlements made during the period	(452)	(616)
Currency Translation Adjustments	—	(76)
Recalls and changes to pre-existing warranty liabilities	19	236
Transaction related adjustment (1)	—	(787)
Balance, end of period	$1,011	$566
(1) In connection with the Separation and Business Combination, $787 thousand of warranties and recall liabilities were retained by H-D related to pre-transaction claims for certain H-D branded electric motorcycles.

There was no liability for recall campaigns as of December 31, 2023 and 2022 as the liability related to pre-transaction recall campaigns related to certain H-D branded electric motorcycles and was retained by H-D.

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

The Company expensed $2,752 thousand, $2,143 thousand and $903 thousand for the years ended December 31, 2023, 2022 and 2021, respectively, related to defined contribution benefits plans contributions.

14. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 12, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of December 31, 2023 and 2022.

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

The Company recognizes the cost of its share-based awards in the Consolidated statements of operations and comprehensive loss. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. Forfeitures are recognized as incurred. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total compensation expense related to LiveWire share-based awards was $9,378 thousand, $579 thousand, and zero for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company recognized $7,305 thousand and $416 thousand for the years ended December 31, 2023 and 2022, respectively, in share-based compensation expense related to the Time-Based RSUs. There were no Time-Based RSUs outstanding prior to fiscal year 2022 and therefore no share-based compensation expense was recorded in 2021 related to the Time-Based RSUs.

During the year ended December 31, 2022, the Company granted Performance RSUs to certain executive officers and other eligible employees. These Performance RSUs awards vest at the end of a three-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized $2,073 thousand and $163 thousand of share-based compensation expense for the year ended December 31, 2023 and 2022 respectively, for the Performance RSUs. There were no Performance RSUs granted in 2023. There were no Performance RSUs outstanding prior to fiscal year 2022 and therefore no share-based compensation expense was recorded in 2021 related to the Performance RSUs.

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

Assumptions used to calculate the grant date fair value of the performance shares granted during 2022 were as follows:

December 2022
Expected volatility	76.76%
Risk-free interest rate	3.89%

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,870	625	2,495	$7.34
Granted	1,080	—	1,080	$8.17
Vested	(697)	—	(697)	$6.91
Forfeited	(261)	—	(261)	$6.98
Nonvested, end of period	1,992	625	2,617	$7.56

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	—	—	—	$—
Granted	1,870	625	2,495	$7.34
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Nonvested, end of period	1,870	625	2,495	$7.34

As of December 31, 2023, there was $16,230 thousand of unrecognized compensation cost related to RSUs settled in stock that is expected to be recognized over a weighted-average period of 2.00 years.

Restricted Stock Units - Settled in Cash – The current portion of Time-Based RSUs and Performance RSUs settled in cash are recorded in Accrued liabilities and the long-term portion is recorded in Other long-term liabilities in the Consolidated balance sheets until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date.

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	64	24	88	$7.52
Granted	28	—	28	$7.31
Vested	(21)	—	(21)	$6.88
Forfeited	—	—	—	$—
Nonvested, end of period	71	24	95	$7.01

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	—	—	—	$—
Granted	64	24	88	$7.52
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Nonvested, end of period	64	24	88	$7.52

During the year ended December 31, 2023, there were cash payments of $233 thousand related to these awards. As of December 31, 2023, there was $864 thousand of unrecognized compensation cost related to RSUs settled in cash that is expected to be recognized over a weighted-average period of 1.97 years.

Historical H-D Share-Based Awards

Prior to consummation of the Business Combination, certain employees of the Company participated in H-D’s share-based compensation plan under which H-D’s Board of Directors may grant to employees share-based awards, including RSUs and performance shares. Prior to consummation of the Business Combination, as employees transferred from H-D to the Company, any outstanding share-based awards previously granted have been retained by the employees and have been transferred to the Company. Share-based compensation included in the Consolidated statements of operations and comprehensive loss includes expense attributable to the Company based on the awards and terms previously granted to the Company’s employees. Total share-based award compensation expense recognized by the Company for the Historical H-D Share-Based Awards for the years ended December 31, 2023, 2022 and 2021 was $1,119 thousand, $1,694 thousand and $786 thousand, respectively.

During 2022, the Company elected to cancel and convert outstanding RSUs held by 91 of the Company's employees into the right to receive cash payments (each, an “RSU Payment”) on the date which the RSU award would otherwise become vested in accordance with the vesting schedule applied to such award immediately prior to cancellation of the award. The cancellation of the equity-classified awards resulted in a reduction to Net Parent company investment and share-based expense of $171 thousand. The conversion to RSU Payments, which are liability-classified awards, resulted in an increase to Accrued liabilities and shared-based award expense of $474 thousand. The incremental compensation cost resulting from the modification of the RSUs was immaterial. As of December 31, 2023 and 2022, the accrued liability for the cash awards was $1,017 thousand and $1,603 thousand, respectively.

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

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	73	$38
Granted	—	$—
Vested	(40)	$38
Forfeited	(5)	$36
Nonvested, end of period	28	$37

During the year ended December 31, 2023, there were $1,705 thousand of cash payments related to these awards. As of December 31, 2023, there was $731 thousand of unrecognized compensation cost related to liability-classified awards that is expected to be recognized over a weighted-average period of 0.62 years.

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	—	$—
Awards transferred to cash payment	76	$33
Granted	44	$43
Vested	(36)	$36
Forfeited	(11)	$37
Nonvested, end of period	73	$38

The total income tax benefit associated with share-based compensation recorded in the Company's Consolidated statements of operations and comprehensive loss was $2,201 thousand, $670 thousand, and zero for the years ended December 31, 2023, 2022, and 2021, respectively.

Treasury Stock

The Company retained $1,969 thousand, or 180 thousand shares of common stock, to satisfy withholding taxes in connection with the vesting of restricted stock units during the twelve months ended December 31, 2023. These retained shares were recorded at cost as Treasury Stock. There were no shares of common stock retained by the Company to satisfy withholding taxes in connection with the vesting of restricted stock units for the twelve months ended December 31, 2022 and 2021.
16. Related Party Transactions
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

The charges for the services are on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services). The services generally commenced on the date of the Separation and were intended to terminate between six and twelve months of the date of the Separation. We generally have the ability to (i) extend the term that a service is provided for by up to six months, subject to a maximum aggregate service term of 18 months; and (ii) terminate any or all services early subject to a 45-day notice period. H-D has the right to terminate the Transition Services Agreement for our non-payment of charges. As of December 31, 2023, we have extended certain of the services from the original termination date, which will now terminate in 2024, and may, in the future, convert a minimal number of these services to longer term under the Master Service Agreement, if needed.

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
Contract Manufacturing Agreement
On September 26, 2022, we entered into a Contract Manufacturing Agreement with H-D (the “Contract Manufacturing Agreement”) pursuant to which H-D provides contract manufacturing and procurement services to us for the products in our LiveWire platform, as well as future anticipated platforms. H-D is our exclusive manufacturer for these platforms for five years from the date that H-D begins manufacturing the relevant platform (and five years from the Separation for the LiveWire platform). Following this exclusivity period, we may terminate the agreement for one or more products within the relevant platform upon two years’ notice, subject to payment of certain termination charges (which are intended to compensate H-D for its capital investment and other sunken costs). The Contract Manufacturing Agreement may also be terminated, in whole or part, by either party upon the other party’s material, uncured breach, inability to perform its obligations for more than six months due to a force majeure event, bankruptcy or insolvency, or change of control. On February 14, 2024, the Contract Manufacturing Agreement was amended to extend the period of which H-D is the exclusive manufacturer from five years as described above to six years.

Beginning for calendar year 2025, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up on H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.

Joint Development Agreement

On September 26, 2022, we entered into a Joint Development Agreement with H-D (the “Joint Development Agreement”) pursuant to which the parties may agree to engage in joint development projects, which would be set forth in one or more mutually agreed project work statements. The Joint Development Agreement remains in effect until we and H-D mutually agree to terminate it and can be terminated earlier by either party upon the other party’s material, uncured breach.

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

Unless otherwise mutually agreed for a particular project under the Joint Development Agreement, we own project intellectual property relating exclusively to electric vehicles and H-D owns all other project intellectual property. Each party is granted a perpetual license to use the project intellectual property in connection with that party’s products, which, for us, are limited to two-, three-, or four-wheeled electric vehicles, related parts and accessories and electric vehicle systems.

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

LiveWire’s inclusion in H-D’s consolidated group may result in H-D utilizing certain tax attributes that LiveWire generates, including net operating losses, and LiveWire will receive no compensation from H-D for the use of such attributes, but they may be used to offset any future liabilities that may be owed by LiveWire to H-D under the Tax Matters Agreement.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - There are $23,433 thousand and $1,685 thousand of Cost of goods sold with H-D related to purchases from H-D on the Consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and the period subsequent to the Business Combination in 2022, respectively, of which $17,053 thousand and $1,585 thousand, respectively, are related to purchases from H-D, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold. Also included in the total Cost of goods sold with H-D for 2023 is a provision of $6,309 thousand, of which $2,552 thousand was recorded in the fourth quarter of 2023, related to a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of liability as of December 31, 2023 and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.
Selling, administrative and engineering - During the year ended December 31, 2023, and for the period subsequent to the Business Combination in 2022, there were $14,993 thousand and $3,485 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the Consolidated statements of operations and comprehensive loss.

Account payable to related party - As of December 31, 2023 and 2022, there is $20,371 thousand and $5,733 thousand, respectively, due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets. Of the amount outstanding to H-D as of December 31, 2023 and 2022, $10,020 thousand and $1,942 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $4,042 thousand and $3,791 thousand, respectively, is associated with services under the various Separation Agreements with H-D and $6,309 thousand as of December 31, 2023 is associated with the obligation to reimburse H-D for excess inventory components held by H-D as discussed above.
Financing from Business Combination
The Business Combination resulted in net proceeds of approximately $293.7 million from related parties as described in Note 4, Business Combination. The Business Combination further resulted in adjustments for assets and liabilities, and the related currency translation adjustments, which will remain with H-D in accordance with the separation agreement. As of the year ended December 31, 2022 the adjustments resulted in a net increase of $5,183 thousand to Additional paid-in capital. For additional information around the Business Combination, refer to FN 4 Business Combination.
Other transactions
Sales of electric motorcycles and related products to independent dealers and customers are primarily financed through Harley Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of December 31, 2023 and 2022, there is $3,351 thousand and $388 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets.
During the year ended December 31, 2023 and for the period subsequent to the Business Combination in 2022, the Company recorded $113 thousand and $141 thousand in related party sales between the Company and H-D with $71 thousand and $100 thousand in cost of sales, respectively. All sales were for the STACYC segment who sells balance bikes to H-D dealers. As of December 31, 2023 and 2022, there is $51 thousand and $137 thousand, respectively, due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. Additionally, on August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period expiring on September 26, 2024. These are classified as operating leases. As of December 31, 2023, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $274 thousand, $162 thousand, and $112 thousand, respectively. As of December 31, 2022, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the Consolidated balance sheets were $398 thousand, $140 thousand, and $258 thousand, respectively. In addition, the Company incurred $176 thousand and $45 thousand, respectively, in rent expense during the year ended December 31, 2023, and for the period subsequent to the Business Combination in 2022, respectively, which is included within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.
Prior to the Separation, the Company did not operate as a standalone business and the Consolidated financial statements were derived from the Consolidated financial statements and accounting records of H-D.
On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a six-month interest period, plus (ii) 4.00%. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date.

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
Manufacturing cost of goods sold
The Company’s electric motorcycles are produced in manufacturing facilities shared with H-D. Certain costs of goods sold for shared facilities and shared manufacturing of $3,402 thousand and $4,442 thousand for the period prior to the Business Combination, and the twelve months ended December 31, 2021, respectively, were specifically identified or allocated, mainly based on standard cost of production.
Operating expense allocation
H-D provided technology support, marketing, engineering, shared assets, finance, and other corporate and administrative services such as treasury, human resources, and legal, to the Company. These expenses of $2,702 thousand and $2,166 thousand for the period prior to the Business Combination and the twelve months ended December 31, 2021, respectively, have been allocated to the Company and are included in Selling, administrative and engineering expense in the Consolidated statements of operations and comprehensive loss, where direct assignment of costs incurred by H-D was not possible or practical. These costs were allocated using related drivers associated with the nature of the business, such as gross revenue and wholesale motorcycle shipments. As a result, the allocations of these costs fluctuated based on changes in these drivers. Other cost allocation metrics, such as headcount and square footage, were not deemed appropriate given the Company’s reliance on facilities and personnel that are shared with H-D.
Cash management and financing
Prior to the Business Combination, the Company’s treasury function maintained by H-D utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management approach, H-D provided funds to the Company.
Cash transfers from H-D related to services and funding for operations provided by H-D were $59,051 thousand and $85,493 thousand for the nine months ended September 25, 2022 and year ended December 31, 2021, respectively. Net contributions from H-D are included within Net Parent company investment in the Consolidated statements of shareholders' equity.

	For the 9 months ended	For the 12 months ended
Net contribution from H-D reconciliation to transfers from H-D	September 25, 2022	December 31, 2021
Net contribution from H-D	$79,922	$86,279
Settlement of notes payable to related party and accrued interest	(21,610)	—
Transfer of assets to H-D	568	—
Stock compensation expense	171	(786)
Transfers from H-D per cash flow statement	$59,051	$85,493
Prior to the Business Combination, there were three lines of credit agreements with H-D, two of which were entered into on December 23, 2020 and the third was entered into on July 6, 2021. There were no financial covenants associated with these lines of credit. Each of these agreements allowed for earlier payment on demand of H-D in the event of default. All three lines of credit were repaid prior to the Business Combination.

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
Interest paid on the notes payable to related party was $0 thousand and $59 thousand for the for the nine months ended September 25, 2022, and the twelve months ended December 31, 2021, respectively.
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

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Company’s products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales, and direct to customers through select international partners primarily in Europe.

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

Selected segment information is set forth below for the years ended December 31, (in thousands):

	2023	2022	2021
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$11,548	$13,999	$9,705
Cost of goods sold	27,297	23,268	22,006
Selling, administrative and engineering expense	100,862	79,836	57,996
Operating loss	(116,611)	(89,105)	(70,297)
STACYC
Electric balance bikes, parts and accessories and apparel revenue, net	26,475	32,834	26,101
Cost of goods sold	16,498	20,661	16,374
Selling, administrative and engineering expense	9,355	8,023	7,612
Operating income	622	4,150	2,115
Operating loss	$(115,989)	$(84,955)	$(68,182)

Additional segment information is set forth below as of December 31, (in thousands):

	Electric Motorcycles	STACYC	Consolidated
2023:
Assets	$232,981	$33,166	$266,147
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$5,312	$520	$5,832
Capital expenditures	$13,453	$9	$13,462
2022:
Assets	$323,108	$28,697	$351,805
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$3,882	$519	$4,401
Capital expenditures	$14,081	$—	$14,081
2021:
Assets	$38,762	$23,190	$61,952
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$4,220	$498	$4,718
Capital expenditures	$9,792	$159	$9,951

Customer Information - For the years ended December 31, 2023, 2022 and 2021, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 31%, 33%, and 17% for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in the STACYC segment.

Geographic Information – Included in the Consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2023	2022	2021
Revenue, net (1, 3):
United States	$30,457	$36,256	$24,633
Austria	4,585	4,975	$815
Other countries	2,981	5,602	$10,358
	$38,023	$46,833	$35,806

Long-lived assets(2):
United States	$37,682	$31,567	$17,894
International	—	—	—
	$37,682	$31,567	$17,894
(1)Revenue is attributed to geographic regions based on location of customer.
(2)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.
(3)Prior year amounts have been reclassified to confirm to current year presentation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes are in accordance with U.S. GAAP. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 by the Company's registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 22, 2024, LiveWire Group, Inc. (the “Company”) Board of Directors appointed Mr. Luke C. Mansfield to serve on the Board of Directors, effective February 22, 2024. The Board of Directors also appointed Mr. Mansfield to serve on the Nominating and Corporate Governance Committee and the Brand, Sustainability and Safety Committee, effective immediately.

Mr. Mansfield is currently the Chief Commercial Officer (“CCO”) of Harley-Davidson, Inc. (“H-D”). Since joining Harley-Davidson in 2018, Mr. Mansfield has held various leadership roles at H-D, including Vice President – Chief Strategy Officer from 2018 to 2020 and most recently Vice President – Motorcycle Management from 2020 to his current appointment as CCO. Mr. Mansfield has over 20-years of experience leading growth, product, strategy, and innovation for some of the world’s most iconic companies. Additionally, Mr. Mansfield has held and succeeded in global leadership roles within automotive, consumer electronics, and FMCG companies. Mr. Mansfield has a master’s degree from the University of Oxford.

Mr. Mansfield will not be entitled to receive any additional compensation for his service as a director because he serves as the Chief Commercial Officer of Harley-Davidson, Inc.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers as of the date of this Annual Report are as follows:

Name	Age*	Position
Executive Officers:

Karim Donnez	47	Chief Executive Officer
Tralisa Maraj	48	Chief Financial Officer
Ryan Morrissey	47	President, Ventures & Investments
Amanda Parker	42	Chief Legal Officer
Vance Strader	57	Chief Technical Officer

Non-Employee Directors:

William Cornog	59	Director
John Garcia	67	Director
Kjell Gruner	56	Director
Glen Koval	49	Director
Paul Krause	45	Director
Luke Mansfield	47	Director
Hiromichi Mizuno	58	Director
Jonathan Root	50	Director
Jochen Zeitz	60	Board Chairman

*As of February 23, 2024

Executive Officers

Karim Donnez is Chief Executive Officer of LiveWire. Mr. Donnez joins LiveWire from Bombardier Recreational Products Inc. (“BRP”) where he was most recently President of BRP’s Marine Group, having held various roles since joining the company in 2015, including SVP, Strategy, Business Development, IS&T and Transformation. Prior to joining BRP, Mr. Donnez held leadership positions are Rio Tinto, most recently as General Manager, Refinery & Energy for Rio Tinto Kennecott, where he also oversaw business transformation initiatives as part of corporate global functions. Mr. Donnez started his career at Accenture. Mr. Donnez holds an MSc in Engineering from Arts et Métiers Paris Tech and an MBA from HEC Montréal. Mr. Donnez currently serves on the board of directors of Oliva Tech.

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

Ryan Morrissey is our President, Ventures & Investments. Prior to joining LiveWire, Mr. Morrissey was Chief Electric Vehicle Officer of H-D from early 2021 to September 2022, leading the establishment of the EV division, the launch of the LiveWire brand, and the IPO of the company on the NYSE. Prior to H-D, Mr. Morrissey served as a Senior Partner and Head of the Americas Automotive & Mobility practice at Bain & Company. In fifteen years with the management consulting firm’s strategy and technology practices, he advised corporate clients and investors on growth, M&A and technology transformations. He served leading original equipment manufacturers in the automotive, agriculture, aerospace and powersports industries on electrification, connected vehicles, and autonomous driving. He also led Bain’s collaboration with the World Economic Forum on digital business models. His expertise in sustainable technologies dates back to the early years of his career at Lutron Electronics developing and selling smart building technologies. Mr. Morrissey holds a Bachelor of Science in Mechanical Engineering from Lafayette College and an MBA from MIT.

Amanda Parker is our Chief Legal Officer. Ms. Parker has served as Chief Legal Officer of LiveWire since 2022. Prior to joining LiveWire, Ms. Parker was General Counsel and Corporate Secretary of Loram Maintenance of Way, Inc. Before joining Loram Maintenance of Way, Inc., Ms. Parker was General Counsel, Chief Development Officer and Corporate Secretary of Regis Inc. from 2018 to 2021. Before joining Regis Inc., Ms. Parker served as Assistant General Counsel and Senior Attorney at Polaris Industries, Inc. from 2014 to 2017. Before joining Polaris Industries, Inc. Ms. Parker served as Commercial Director at Cargill, Incorporated from 2013 to 2014 and Attorney at Cargill, Incorporated from 2008 to 2013. Ms. Parker began her law practice at Briggs & Morgan, PA in Minneapolis, MN. Ms. Parker holds a JD from the University of Minnesota Law School, an MBA in Finance from the Carlson School of Business at the University of Minnesota, and a BA in Criminal Justice from American University in Washington, DC.

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

Dr. John Garcia has served on the Board since September 2022 and is the Executive Chairman of AEA Investors LP. Dr. Garcia joined AEA in 1999 as a Partner. In 2002, Dr. Garcia became President of AEA Investors LP. In 2006, Dr. Garcia also became Chief Executive Officer of AEA Investors LP, during which time he was responsible for all operational aspects of AEA including fundraising, investment review process, growth and strategy and operations. Dr. Garcia was also named Chairman of AEA Investors LP in 2012 and in 2019, in connection with relinquishing the title of Chief Executive Officer, he became the Executive Chairman. Since 1999, under his leadership, AEA has made over 90 private equity investments totaling over $11 billion of invested capital. Dr. Garcia was also instrumental in the creation of the AEA Private Debt Funds in 2005 and the AEA Small Business Funds in 2004. Dr. Garcia has served on the board of numerous AEA portfolio companies in addition to various other companies. Dr. Garcia has a long history of working together with family owned and entrepreneur-led businesses and investors to help them maximize their potential. Dr. Garcia earned a B.Sc. from the University of Kent, an M.A. and Ph.D. in Organic Chemistry from Princeton University, and an MBA from Wharton School of the University of Pennsylvania. We believe Dr. Garcia is qualified to serve as a director due to his significant management and business experiences.

Dr. Kjell Gruner has served on the Board since September 2022. Dr. Gruner has been Chief Commercial Officer and President, Business Growth of Rivian since September 2023. Previously he was the President and Chief Executive Officer of Porsche Cars North America from November 2020 to July 2023. Dr. Gruner served as the global Chief Marketing Officer of Porsche from September 2010 to October 2020. He served as Director of Strategy Mercedes-Benz Cars during his tenure at Daimler AG from 2004 to 2010. Prior to that time he worked for Porsche and for the Boston Consulting Group (BCG). Dr. Gruner earned a Masters Degree from Karlsruhe Institute of Technology and a PhD in Marketing from WHU–Otto Beisheim School of Management. We believe Dr. Gruner is qualified to serve as a director due to his extensive automotive and brand strategy experience.

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

Paul Krause has served on the Board since June 2023 and is the Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary of Harley-Davidson, Inc. He has been in this role since March 2020 and oversaw the separation of LiveWire from Harley-Davidson and the process of establishing LiveWire Group, Inc. as a separate public company. He is also responsible for leading the global legal support for Harley-Davidson, Inc. in all areas including public company operations, corporate governance, global compliance, manufacturing, sales, dealer support, litigation, trademarks, and intellectual property. Mr. Krause has been with Harley-Davidson since 2016 serving in various roles, including Interim Chief Legal Officer and Assistant General Counsel. Prior to joining Harley-Davidson, Mr. Krause was an attorney for ArcelorMittal, a global steel manufacturer, and the law firm of Littler Mendelson. Mr. Krause graduated from Marquette University Law School in 2004 and from Drake University, with a Bachelor of Science in Business Administration, in 2000.

Luke Mansfield joined the LiveWire Board of Directors February 2024 and has held previous board positions that focused on strategic guidance, mentoring, and industry expertise. Mr. Mansfield currently serves as the Chief Commercial Officer at Harley-Davidson, Inc. He has over 20-years of experience leading growth, product, strategy, and innovation for some of the world’s most iconic companies. Additionally, Mr. Mansfield has held and succeeded in global leadership roles within automotive, consumer electronics, and FMCG companies. Mr. Mansfield has a master’s degree from the University of Oxford.

Hiromichi Mizuno has served as an Independent Board Member since June 2023 and is the Founder and CEO of Good Steward Partners, LLC. He currently serves as Special Advisor to CEO of MSCI, Inc. and Mission Committee Member of Danone S.A. He is the former Special Envoy of U.N. Secretary General on Innovative Finance and Sustainable Investments, the former Non-Executive Board Member of Tesla, Inc., and the former Special Advisor to the Minister of Economy, Trade and Industry of Japan. He previously served as Executive Managing Director and Chief Investment Officer of Government Pension Investment Fund of Japan (GPIF), the largest pension fund in the world with AUM $1.5 trillion. Prior to joining GPIF, Hiromichi was a partner at Coller Capital, a London-based private equity firm after working for Sumitomo Trust & Banking Co., Ltd. in Japan. His involvements with academic institutions include Executive Fellow of Harvard Business School, Harvard University, Executive in Residence and Global Leadership Council Member of Said Business School, Oxford University, Visiting Fellow of Cambridge Judge Business School, University of Cambridge, Senior Fellow of Kellogg School of Management, Northwestern University, Guest Professor of Osaka University Graduate School of Medicine, Advisor, and CiRA (Center for iPS Cell Research and Application, Kyoto University) Foundation.

Jonathan Root has served on the Board since July 2023 and is the Chief Financial Officer of Harley-Davidson, Inc. He previously served as the SVP of Harley-Davidson Financial Services (“HDFS”) where he oversaw the global HDFS business as President of Eaglemark Savings Bank, President of Harley-Davidson Insurance, and President of all other HDFS subsidiaries. Mr. Root has been responsible for both strategy and execution of Harley-Davidson’s motorcycle retail lending, branded credit card partnerships, commercial lending, and retail/commercial/insurance operations. Root has over 25 years of financial services and corporate finance experience. Mr. Root joined HDFS in 2011 and has held multiple roles across Harley-Davidson including VP, Insurance. Prior to HDFS, Mr. Root held a variety of roles at Ally Financial, Inc., GMAC Financial Services, Inc., and General Motors, Inc. Mr. Root holds an MBA from the University of Detroit Mercy and a Bachelor of Science in Corporate Finance from Wayne State University.

Jochen Zeitz is our Chairman of the Board. Mr. Zeitz has been a director of Harley-Davidson since 2007 and served as its Acting President and Chief Executive Officer from February 2020 until May 2020, when he was appointed as H-D’s President and Chief Executive Officer. Mr. Zeitz has also served as H-D’s Chairman of the Board since February 2020. Mr. Zeitz served as Chairman and Chief Executive Officer of the sporting goods company PUMA AG from 1993 to 2011. He was also PUMA’s Chief Financial Officer from 1993 to 2005. Mr. Zeitz served as a director of luxury goods company Kering (formerly PPR) from 2012 to 2016. He was a member of Kering’s Executive Committee and Chief Executive Officer of its Sport & Lifestyle division from 2010 to 2012. Mr. Zeitz is an Advisor and Board Member of the Cranemere Group Limited and co-founded The B Team with Sir Richard Branson. He is also the Founder and Chairman of the ZEITZ foundation, Founder of Segera Conservancy and The Long Run, and Co-Founder of the Zeitz Museum of Contemporary Art Africa (Zeitz MOCAA) in Cape Town, which preserves and exhibits contemporary art from Africa and its diaspora. We believe Mr. Zeitz is qualified to serve as Chair and a Director due to his extensive experience restructuring and transforming companies, experience as a public director and leader in the motorcycle and lifestyle brand industries.

Family Relationships

There are no family relationships between any of LiveWire’s executive officers and directors.

Independence of Directors

We adhere to the rules of the NYSE in determining whether a director is independent. The Board consults with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person that, in the opinion of the issuer’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). The parties have determined that William Cornog, John Garcia, Kjell Gruner, and Hiromichi Mizuno are considered our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

The Board oversees the risk management activities designed and implemented by our management. The Board does not anticipate having a standing risk management committee, but rather executes its oversight responsibility both directly and through its standing committees. The Board also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, are primarily responsible for managing the risks associated with the operation and business of the company and provide appropriate updates to the Board and the Audit and Finance Committee. The Board delegates to the Audit and Finance Committee oversight of its risk management process, and our other Board committees also consider risks as they perform their respective committee responsibilities. All board committees report to the Board as appropriate, including, but not limited to, when a matter rises to the level of a material or enterprise risk.

Board Committees

The Board has an Audit and Finance Committee, a Conflicts Committee, a Nominating and Corporate Governance Committee, a Human Resources Committee and a Brand, Sustainability, and Safety Committee, each of which has the composition and responsibilities described below.

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
•overseeing the Company’s Internal Audit function;
•reviewing our policies on risk assessment and risk management;
•reviewing related person transactions; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our Audit and Finance Committee consists of William Cornog, John Garcia, Kjell Gruner and Hiromichi Mizuno, with William Cornog serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our Audit and Finance Committee be composed entirely of independent members. The Board has affirmatively determined that William Cornog, John Garcia, Kjell Gruner, and Hiromichi Mizuno each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit and Finance Committee also meets the financial literacy requirements of NYSE listing standards. In addition, the Board has determined that William Cornog qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Board has adopted a written charter for the Audit and Finance Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our Nominating and Corporate Governance Committee consists of William Cornog, Kjell Gruner, Paul Krause, Luke Mansfield, and Jonathan Root, with Paul Krause serving as chair. William Cornog and Kjell Gruner each qualify as “independent directors” under the NYSE rules. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our Human Resources Committee consists of William Cornog, John Garcia, Paul Krause and Jonathan Root, with John Garcia serving as chair. John Garcia and William Cornog each qualify as “independent directors” under the NYSE rules. The Board has adopted a written charter for the Human Resources Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Brand, Sustainability, and Safety Committee

Our Brand, Sustainability, and Safety Committee is responsible for, among other things:

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
•considering the impact that our sustainability policies, practices and strategies have on employees, customers, dealers, suppliers, the environment and the communities in which we operate; and
•monitoring and advising on the Company’s safety performance, initiatives, policies, processes, general safety trends, issues, and concerns that could affect the Company’s customers, employees, or other stakeholders.

Our Brand and Sustainability Committee is composed of Kjell Gruner, Glen Koval, Luke Mansfield, and Hiromichi Mizuno, with Kjell Gruner serving as chair. The Board has adopted a written charter for the Brand, Sustainability, and Safety Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company's Proxy Statement under the caption Proposal 2: Ratification of the Selection of Ernst & Young LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2023 and is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on pages 117 through 118 filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIVEWIRE GROUP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Years Ended
	2023	2022	2021
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$211	$66	$11
Provision charged to expense	52	169	55
Reserve adjustments	—	(16)	—
Write-offs, net of recoveries	(123)	(8)	—
Balance, end of period	$140	$211	$66
Inventories - Allowance for obsolescence
Balance, beginning of period	$1,320	$7,021	$5,200
Provision charged to expense	2,219	1,074	2,456
Reserve adjustments (1)	—	(6,691)	—
Write-offs, net of recoveries	—	(84)	(635)
Balance, end of period	$3,539	$1,320	$7,021
Deferred tax assets - Valuation allowance
Balance, beginning of period	$8,312	$915	$594
Adjustments	1,381	7,397	321
Balance, end of period	$9,693	$8,312	$915
(1) In connection with the Business Combination, the reserve adjustments represent the inventory reserves retained by H-D related to H-D branded electric motorcycles and related products. See Note 4, Business Combination, for further details.

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
4.3	Description of our Securities					*
10.1	Form of Indemnification Agreement	8-K	001-41511	9/30/2022	10.1
10.2	Form of Investment Agreement	S-4	333-262573	2/7/2022	10.3
10.3	Registration Rights Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and the holders party thereto	8-K	001-41511	9/30/2022	10.3
10.4+	LiveWire Group, Inc. 2022 Incentive Award Plan	8-K	001-41511	9/30/2022	10.4
10.5#	Separation Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.5
10.6	Tax Matters Agreement, dated September 26, 2022, by and among LiveWire Group, Inc. and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.6
10.7#	Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson Motor Company Group, LLC	8-K	001-41511	9/30/2022	10.7
10.8#	Transition Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.8
10.9#	Master Services Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.9
10.10#	Intellectual Property Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.10
10.11#	Trademark License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.1
10.12#	Joint Development Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.12
10.13+	Employee Matters Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.13
10.14#	KYMCO Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Kwang Yang Motor Co., Ltd	8-K	001-41511	9/30/2022	10.14

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
10.15	Investor Support Agreement, dated as of December 12, 2021, by and among AEA-Bridges Sponsor LLC, LiveWire EV, LLC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), Harley-Davidson, Inc., John Garcia, John Replogle, and George Serafeim	S-4	333-262573	5/20/2022	10.16
10.16#	Long Term Collaboration Agreement, dated as of December 12, 2021, by and between LiveWire EV, LLC and Kwang Yang Motor Co., Ltd.	S-4	333-262573	2/7/2022	10.7
10.17+	Director Compensation Policy					*
10.18+	Form of Restricted Stock Unit Award Agreement					*
10.19+	Form of Performance Stock Unit Award Agreement					*
10.20	LiveWire Group, Inc. Executive Severance Plan	8-K	001-41511	5/10/2023	10.1
10.21	Convertible Delayed Draw Term Loan Agreement	8-K	001-41511	2/16/2024	10.1
21.1	Listing of LiveWire Group, Inc. Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)					*
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
97	LiveWire Group, Inc. Clawback Policy					*
99	LiveWire Group, Inc. Non-Employee Director Compensation Policy					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

LiveWire Group, Inc.

By:	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2024.

Name	Title

/s/ Karim Donnez	Chief Executive Officer
Karim Donnez	(Principal Executive Officer)

/s/ Tralisa Maraj	Chief Financial Officer
Tralisa Maraj	(Principal Financial Officer and Principal Accounting Officer)

/s/ William Cornog	Director
William Cornog

/s/ John Garcia	Director
John Garcia

/s/ Kjell Gruner	Director
Kjell Gruner

/s/ Glen Koval	Director
Glen Koval

/s/ Paul Krause	Director
Paul Krause

/s/ Luke Mansfield	Director
Luke Mansfield

/s/ Hiromichi Mizuno	Director
Hiromichi Mizuno

/s/ Jonathan Root	Director
Jonathan Root

/s/ Jochen Zeitz	Board Chairman
Jochen Zeitz