Form 10-Q
period 2024-03-31
LiveWire Group, Inc.
filed 2024-05-06
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 1, 2024: 203,162,565 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended March 31, 2024

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to the Company’s climate commitment, and the Company’s objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects on the Company’s future business of competition, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse; the possibility that the Company may be adversely affected by other economic, business and/or competitive factor publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements are made as of the date of the filing of this report May 6, 2024, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Revenue, net	$4,978	$7,762
Costs and expenses:
Cost of goods sold (including related party amounts of $5,176 and $2,047 in 2024 and 2023, respectively, as described in Note 11)	9,105	6,498
Selling, administrative and engineering expense (including related party amounts of $2,948 and $3,397 in 2024 and 2023, respectively, as described in Note 11)	26,295	26,171
Total operating costs and expenses	35,400	32,669
Operating loss	(30,422)	(24,907)
Interest income	2,016	2,692
Change in fair value of warrant liabilities	4,758	1,068
Loss before income taxes	(23,648)	(21,147)
Income tax benefit	(4)	—
Net loss	(23,644)	(21,147)
Other comprehensive loss:
Foreign currency translation adjustments	(18)	—
Comprehensive loss	$(23,662)	$(21,147)

Net loss per share, basic and diluted (Note 5)	$(0.12)	$(0.10)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$141,033	$167,904
Accounts receivable, net	2,086	4,295
Accounts receivable from related party	1,051	3,402
Inventories, net	35,105	32,122
Other current assets	3,129	3,004
Total current assets	182,404	210,727
Property, plant and equipment, net	37,718	37,682
Goodwill	8,327	8,327
Deferred tax assets	11	4
Lease assets	1,527	1,868
Intangible assets, net	1,249	1,347
Other long-term assets	5,852	6,192
Total assets	$237,088	$266,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770	$3,554
Accounts payable to related party	25,687	20,371
Accrued liabilities	15,762	21,189
Current portion of lease liabilities	914	1,152
Total current liabilities	44,133	46,266
Long-term portion of lease liabilities	677	792
Deferred tax liabilities	93	93
Warrant liabilities	7,561	12,319
Other long-term liabilities	847	814
Total liabilities	53,311	60,284
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 203,410 issued and 203,163 outstanding as of March 31, 2024 and 203,210 issued and 203,030 outstanding as of December 31, 2023	20	20
Treasury Stock, at cost: March 31, 2024 - 247 shares and December 31, 2023 - 180 shares	(2,675)	(1,969)
Additional paid-in-capital	342,065	339,783
Accumulated deficit	(155,632)	(131,988)
Accumulated other comprehensive income	(1)	17
Total shareholders' equity	183,777	205,863
Total liabilities and shareholders' equity	$237,088	$266,147
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(23,644)	$(21,147)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,326	667
Change in fair value of warrant liabilities	(4,758)	(1,068)
Stock compensation expense	2,282	1,824
Provision for doubtful accounts	3	39
Deferred income taxes	(7)	—
Inventory write-down	2,522	673
Cloud computing arrangements development costs	—	(967)
Other, net	4	(779)
Changes in current assets and liabilities:
Accounts receivable, net	2,206	1,356
Accounts receivable from related party	2,351	(317)
Inventories	(5,505)	(2,560)
Other current assets	24	731
Accounts payable and accrued liabilities	(6,046)	(4,894)
Accounts payable to related party	5,316	1,892
Net cash used by operating activities	(22,926)	(24,550)
Cash flows from investing activities:
Capital expenditures	(3,239)	(4,648)
Net cash used by investing activities	(3,239)	(4,648)
Cash flows from financing activities:
Repurchase of common stock	(706)	—
Net cash used by financing activities	(706)	—
Net decrease in cash and cash equivalents	$(26,871)	$(29,198)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$167,904	$265,240
Net decrease in cash and cash equivalents	(26,871)	(29,198)
Cash and cash equivalents—end of period	$141,033	$236,042

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$(1,969)	$205,863
Net loss	—	—	—	(23,644)	—	—	(23,644)
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation expense	200	—	2,282	—	—	—	2,282
Repurchase of common stock	—	—	—	—	—	(706)	(706)
Balance, March 31, 2024	203,410	$20	$342,065	$(155,632)	$(1)	$(2,675)	$183,777

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800
Net loss	—	—	—	(21,147)	—	—	(21,147)
Share-based compensation expense	6	—	1,824	—	—	—	1,824
Balance, March 31, 2023	202,409	$20	$331,042	$(43,585)	$—	$—	$287,477

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “LiveWire.” The Company designs and sells electric motorcycles and electric balance bikes for kids with related electric motorcycle parts, accessories, and apparel. The Company operates in two segments: Electric Motorcycles and STACYC.

On September 26, 2022, the Company consummated a previously announced business combination and related financing transactions (collectively the “Business Combination”) pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among AEA-Bridges Impact Corp (“ABIC”), LiveWire Group Inc., (formerly known as LW EV Holdings, Inc.), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D. The Business combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded. The Business Combination resulted in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7, Warrant Liabilities.

In connection with the Business Combination, H-D has the right to receive up to an additional 12,500,000 shares of the Company’s common stock in the future (the “Earn-Out Shares”) upon the occurrence of certain triggering events: (i) a one-time issuance of 6,250,000 Earn Out Shares if the volume-weighted average price (“VWAP”) of Common Stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period; and (ii) a one-time issuance of 6,250,000 Earn Out Shares if the VWAP of Common Stock is greater than or equal to $18.00 over any 20 trading days within any 30 consecutive trading-day period, in each case, during a period beginning 18 months from September 26, 2022, the closing date of the Business Combination, and expiring five years thereafter.

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of March 31, 2024 and the consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the three month periods ended March 31, 2024 and 2023.

Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

2. New Accounting Standards

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Electric Motorcycles
Electric motorcycles	$1,007	$1,411
Parts, accessories and apparel	237	71
	$1,244	$1,482
STACYC
Electric balance bikes	$2,616	$5,508
Parts, accessories and apparel	1,118	772
	$3,734	$6,280
Total Revenue, net	$4,978	$7,762

Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. S2 electric motorcycles, being motorcycles produced from LiveWire’s S2 platform using the Arrow Architecture model, contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycles is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

The Company offers sales incentive programs to independent dealers and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable to a customer as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. During the first quarter of 2024, the Company revised its retail partner strategy and introduced new incentives with its retail partners resulting in $419 thousand of adjustments for variable consideration related to previously recognized sales. Adjustments for variable consideration for the three months ended March 31, 2023 were not material.

The Company offers the right to return eligible parts and accessories and apparel and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to cost of goods sold. This amount is monitored and adjusted for impairment as necessary. The Company had a refund asset of $264 thousand and $299 thousand at March 31, 2024 and December 31, 2023, respectively. The Company had a refund liability of $292 thousand and $327 thousand at March 31, 2024 and December 31, 2023, respectively.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $310 thousand and $214 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $281 thousand and $245 thousand were included in Other long-term liabilities in the Company's Consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. The Company expects to recognize $310 thousand included in Accrued Liabilities as of March 31, 2024 over the next twelve months. The Company expects to recognize $281 thousand included in Other long-term liabilities at March 31, 2024 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended March 31, 2024 and March 31, 2023 was $70 thousand and $78 thousand, respectively.

4. Income Taxes

The Company’s effective income tax rate was 0% for each of the three months ended March 31, 2024 and 2023.

The Company’s effective tax rate for each period differs from the U.S. statutory rate of 21% as the Company is not recognizing an income tax benefit related to the losses generated as there is not sufficient positive evidence regarding the ability to realize the benefit of these losses.

5. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed using the weighted-average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards- restricted stock, performance share units, and warrants. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the potentially dilutive shares were anti-dilutive in those periods.

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2024	March 31, 2023
Net loss	$(23,644)	$(21,147)

Basic weighted-average shares outstanding	203,100	202,404
Effect of dilutive securities – warrants	—	—
Effect of dilutive securities – employee stock compensation awards	—	—
Diluted weighted-average shares outstanding	203,100	202,404
Earnings per share (1):
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three months ended March 31, 2024 and 2023, 3,118 thousand and 3,129 thousand employee stock compensation plan awards, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2024 and 2023, 30,365 thousand and 30,500 thousand warrants, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. Inventories, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and work in process	$—	$486
Electric motorcycles and electric balance bikes	32,317	28,205
Parts and accessories and apparel	2,788	3,431
Inventories, net	$35,105	$32,122

Accrued liabilities primarily include accrued capital expenditures of $3,768 thousand, accrued payroll and employee benefits of $3,632 thousand, and accrued engineering costs of $3,319 thousand as of March 31, 2024. Accrued liabilities primarily include accrued capital expenditures of $4,933 thousand, accrued payroll and employee benefits of $7,077 thousand, and accrued engineering costs of $5,215 thousand as of December 31, 2023.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of March 31, 2024 and December 31, 2023, respectively, and 10,500,000 Private Warrants outstanding as of March 31, 2024 and December 31, 2023.

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

During the three months ended March 31, 2024 and 2023, there were no redemptions or exercises of the Public Warrants or Private Warrants.

During the three months ended March 31, 2024 and 2023, the Company recognized income of $4,758 thousand and $1,068 thousand, respectively, as a change in fair value of warrant liabilities in the Consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $7,561 thousand and $12,319 thousand as of March 31, 2024 and December 31, 2023, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$135,000	$—	$—	$135,000
Liabilities:
Public Warrants	$4,946	$—	$—	$4,946
Private Placement Warrants	—	2,615	—	2,615
Share-based awards settled in cash	666	—	—	666
	$5,612	$2,615	$—	$8,227

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$161,000	$—	$—	$161,000
Liabilities:
Public Warrants	$8,059	$—	$—	$8,059
Private Placement Warrants	—	4,260	—	4,260
Share-based awards settled in cash	1,268	—	—	1,268
	$9,327	$4,260	$—	$13,587

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

Share-based awards settled in cash

Share-based awards settled in cash represent grants of share-based awards that will be settled with employees in cash and are presented within Accrued liabilities and Other long-term liabilities in the Consolidated balance sheets. They are valued using the market price of the Company’s and Harley-Davidson, Inc.’s stock and are remeasured at each balance sheet date and are classified under Level 1 under the fair value hierarchy.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Balance, beginning of period	$1,011	$566
Warranties issued during the period	122	69
Settlements made during the period	(265)	(32)
Recalls and changes to pre-existing warranty liabilities	14	(3)
Balance, end of period	$882	$600

The liability for recall campaigns included in the above table was $78 thousand and zero as of March 31, 2024 and December 31, 2023, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of March 31, 2024 and December 31, 2023.

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

11. Related Party Transactions

In connection with the Business Combination, the Company entered into a various number of agreements with H-D to govern and provide a framework for the relationship between the parties going forward pursuant to which the Company and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the separation from H-D that resulted in related party transactions include the Transition Services Agreement, Master Services Agreement, Contract Manufacturing Agreement, Joint Development Agreement, and Tax Matters Agreement. Refer to Note 16, Related Party Transactions, of the consolidated financial statements in the Company’s 2023 Form 10-K for additional details on the agreements entered into by the Company as part of the Separation.
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - There are $5,176 thousand and $2,047 thousand of Cost of goods sold with H-D, respectively, related to purchases from H-D, primarily electric motorcycles, under the terms of the Contract Manufacturing Agreement, on the Consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three months ended March 31, 2024 and 2023, there were $2,948 thousand and $3,397 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the Consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of March 31, 2024 and December 31, 2023, there is $25,687 thousand and $20,371 thousand, respectively, due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets. Of the amount outstanding to H-D as of March 31, 2024 and December 31, 2023, $14,140 thousand and $10,020 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $5,340 thousand and $4,042 thousand, respectively, is associated with services under the various service agreements with H-D and $6,207 thousand and $6,309 thousand, respectively, is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of March 31, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

Other transactions
Sales of electric motorcycles and related products to independent dealers and customers are primarily financed through Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of March 31, 2024 and December 31, 2023, there is $1,051 thousand and $3,351 thousand due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
During the three months ended March 31, 2024 and 2023, the Company recorded $20 thousand and $5 thousand, respectively, in related party sales between the Company and H-D with $15 thousand and $3 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes to H-D. As of March 31, 2024 and December 31, 2023, there was zero and $51 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. Additionally, on August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period expiring on September 26, 2024. These are classified as operating leases. As of March 31, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $233 thousand, $158 thousand, and $74 thousand, respectively. As of December 31, 2023, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $274 thousand, $162 thousand, and $112 thousand, respectively. In addition, the Company incurred $44 thousand in rent expense during the three months ended March 31, 2024 and 2023, which is included within Selling, administrative and engineering expense on the Consolidated statements of operations and comprehensive loss.

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

Selected segment information is set forth below (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Electric Motorcycles
Revenue, net	$1,244	$1,482
Cost of goods sold	6,471	2,440
Selling, administrative and engineering expense	23,780	23,811
Operating loss	(29,007)	(24,769)
STACYC
Revenue, net	3,734	6,280
Cost of goods sold	2,634	4,058
Selling, administrative and engineering expense	2,515	2,360
Operating loss	(1,415)	(138)
Operating loss	$(30,422)	$(24,907)

Total assets for the Electric Motorcycles and STACYC segments were $206,479 thousand and $30,610 thousand, respectively, as of March 31, 2024 and $232,981 thousand and $33,166 thousand, respectively, as of December 31, 2023.

13. Subsequent Event

On April 24, 2024, the Company announced a plan to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California to Milwaukee, Wisconsin and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability.

Under this plan, the Company expects to incur one-time relocation costs of $1.0 million to $1.5 million and one-time termination benefit costs of $2.0 million to $3.5 million related to the Electric Motorcycles segment and expects the vast majority to be cash charges. The Company expects to complete this plan by the end of September 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand the Company, the Company’s financial condition and results of operations, and the Company’s present business environment. The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes in the 2023 Annual Report on Form 10-K.

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

For the three months ended March 31, 2024, the Company’s net loss was $23,644 thousand compared to $21,147 thousand for the three months ended March 31, 2023. The Company’s net losses reflect the early-stage nature of the Company’s business. The increase in net losses of $2,497 thousand in 2024 reflect the segment results discussed below and a decrease of $676 thousand in interest income, offset by an increase of $3,690 thousand of non-operating income related to the decrease in fair value of the outstanding warrants as of March 31, 2024 as compared to prior year.

For the three months ended March 31, 2024, the Electric Motorcycles segment operating loss was $29,007 thousand, compared to an operating loss of $24,769 thousand for the three months ended March 31, 2023. The increase in operating loss of $4,238 thousand resulted from a decrease in revenue due to product mix and a revised structure around our retail partners in the first quarter of 2024, which introduced new incentives, and an increase in cost of sales resulting from increased net realizable value adjustments, volumes and depreciation expense. Refer to the Electric Motorcycles segment analysis below for further discussion.

For the three months ended March 31, 2024, the STACYC segment operating loss was $1,415 thousand, as compared to an operating loss of $138 thousand for the three months ended March 31, 2023. The increase in operating loss of $1,277 thousand was primarily related to a decrease in volumes to our independent distributors. Refer to the STACYC segment analysis below for further discussion.

Business Combination

On September 26, 2022, the Company consummated a previously announced business combination and related financing transactions (collectively the “Business Combination”) pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among AEA-Bridges Impact Corp (“ABIC”), LiveWire EV Holdings, Inc., a Delaware corporation (now known as “LiveWire Group, Inc.”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of ABIC, accompanied by a recapitalization. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded. The Business Combination resulted in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7 to the consolidated financial statements, Warrant Liabilities.

2024 Outlook

For 2024, LiveWire's focus continues to be on our investment into product development, product innovation, and future additional models on the S2 platform, as well as market expansion and continued cost improvements. LiveWire plans to continue to expand globally in 2024 with the focus on our priority markets in Europe.

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

•Independent Retail Partners (Electric Motorcycles) – Retail Partners owned and operated by independent entities under contract with LiveWire to sell LiveWire electric motorcycles, related products, and services.

•Electric Balance Bike Unit Sales (STACYC) – LiveWire defines Electric Balance Bike Unit Sales as the number of electric balance bikes sold by LiveWire for which LiveWire recognized revenue during the period.

•Independent Retail Partners (STACYC) – Retail Partners owned and operated by independent entities under contract with STACYC to sell electric balance bikes, related products, and services.

The following table details the key business metric amounts for the periods indicated:

	Three months ended
	March 31, 2024	March 31, 2023
Wholesale Motorcycle Unit Sales	74	45
Company Retail Motorcycle Unit Sales	43	18
Total LiveWire Motorcycle Unit Sales	117	63

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)	43	18
Independent Retail Partners (2)	128	34
Total Retail Motorcycle Unit Sales	171	52

Electric Balance Bike Unit Sales:
US	2,342	7,261
International	590	967
Total Electric Balance Bike Unit Sales	2,932	8,228
(1) Data source for Company Retail Motorcycle Unit Sales figures shown above is LiveWire’s records.
(2) Data source for Independent Retail Motorcycle Unit Sales figures shown above is new sales warranty and registration information provided by retail partners and compiled by LiveWire. LiveWire must rely on information that its Independent Retail Partners supply concerning new retail sales, and LiveWire does not regularly verify the information that its Independent Retail Partners supply. This information is subject to revision.

The following table details the number of retail partners:

	As of	As of
	March 31, 2024	December 31, 2023
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners	123	126
Total Electric Motorcycles Retail Partners	124	127

STACYC
Independent Retail Partners:
U.S.	1,998	1,975
International	137	137
Total STACYC Independent Retail Partners	2,135	2,112
The Electric Motorcycles independent retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of March 31, 2024 and December 31, 2023, this total includes 3 and 4 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities.
LiveWire believes these key business metrics provide useful information to help investors understand and evaluate LiveWire’s business performance. Wholesale Motorcycle Unit Sales and Company Retail Motorcycle Unit Sales are key drivers of revenue and operating results for the Electric Motorcycles segment. Retail Motorcycle Unit Sales made through both the Company-owned dealership and Independent Retail Partners are a key measure of consumer demand and market share for LiveWire’s electric motorcycles. Total Electric Balance Bike Unit Sales is a key driver of revenue and profit for STACYC.

Results of Operations

The following table presents consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023	$ Change	% Change
Operating loss from Electric Motorcycles	$(29,007)	$(24,769)	$(4,238)	17.1%
Operating loss from STACYC	(1,415)	(138)	(1,277)	925.4%
Operating loss	(30,422)	(24,907)	(5,515)	22.1%
Interest income	2,016	2,692	(676)	(25.1)%
Change in fair value of warrant liabilities	4,758	1,068	3,690	345.5%
Loss before income taxes	(23,648)	(21,147)	(2,501)	11.8%
Income tax benefit	(4)	—	(4)	nm
Net loss	(23,644)	(21,147)	(2,497)	11.8%
Other comprehensive loss:
Foreign currency translation adjustments	(18)	—	(18)	nm
Comprehensive loss	$(23,662)	$(21,147)	$(2,515)	11.9%
Net loss per share, basic and diluted	$(0.12)	$(0.10)	$(0.02)	20.0%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $30,422 thousand for the three months ended March 31, 2024 compared to an operating loss of $24,907 thousand for the three months ended March 31, 2023. The Electric Motorcycles segment reported an operating loss of $29,007 thousand for the three months ended March 31, 2024, as compared to an operating loss of $24,769 thousand for the three months ended March 31, 2023. The STACYC segment reported operating loss of $1,415 thousand for the three months ended March 31, 2024, compared to operating loss of $138 thousand for the three months ended March 31, 2023. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income (Expense)

Interest income for the three months ended March 31, 2024 was $2,016 thousand, as compared to interest income of $2,692 thousand for the three months ended March 31, 2023. The decrease was primarily driven by the decrease in the balance of money market funds at March 31, 2024 as compared to the prior year. The Company had investments of $135,000 thousand and $232,000 thousand in money market funds as of March 31, 2024 and March 31, 2023, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2024 was income of $4,758 thousand, as compared to income of $1,068 thousand for the three months ended March 31, 2023. The income recognized was due to the decrease in the estimated fair value of the warrants during the three months ended March 31, 2024 and 2023 due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax benefit for the three months ended March 31, 2024 was $4 thousand, as compared to income tax benefit of zero for the three months ended March 31, 2023. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue:
Electric motorcycles	$1,007	$1,411	$(404)	(28.6)%
Parts, accessories and apparel	237	71	166	233.8%
Revenue, net	1,244	1,482	(238)	(16.1)%
Cost of goods sold	6,471	2,440	4,031	165.2%
Gross profit	(5,227)	(958)	(4,269)	445.6%
Operating expenses:
Selling, administrative and engineering expense	23,780	23,811	(31)	(0.1)%
Operating loss	$(29,007)	$(24,769)	$(4,238)	17.1%

Revenue

Revenue for the three months ended March 31, 2024 decreased by $238 thousand, or 16.1%, to $1,244 thousand from $1,482 thousand for the three months ended March 31, 2023. Unit sales increased by 86% driven by more products in the market, including the new S2 Mulholland model launched in the first quarter of 2024. The Company has three bikes in market at March 31, 2024 as compared to one bike in market at March 31, 2023. The impact on revenue of the increased unit sales in the first quarter 2024 was offset by a reduction in revenue of $688 thousand resulting from product mix due to the S2 Del Mar and Mulholland having lower selling prices than LiveWire ONE and $498 thousand resulting from the impact of new incentives associated with a revised strategy with our retail partners implemented in the first quarter of 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 increased by $4,031 thousand, or 165.2%, to $6,471 thousand from $2,440 thousand for the three months ended March 31, 2023. The increase was primarily due to increased net realizable value adjustments of $1,703 thousand, increased depreciation expense of $784 thousand, and the impact of increased volumes in the first quarter 2024 as compared to the first quarter 2023.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2024 remained relatively flat compared to prior year, decreasing by $31 thousand, or 0.1%, to $23,780 thousand from $23,811 thousand for the three months ended March 31, 2023.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023	$ Change	% Change
Revenue:
Electric balance bikes	$2,616	$5,508	$(2,892)	(52.5)%
Parts, accessories and apparel	1,118	772	346	44.8%
Revenue, net	3,734	6,280	(2,546)	(40.5)%
Cost of goods sold	2,634	4,058	(1,424)	(35.1)%
Gross profit	1,100	2,222	(1,122)	(50.5)%
Operating expenses:
Selling, administrative and engineering expense	2,515	2,360	155	6.6%
Operating income	$(1,415)	$(138)	$(1,277)	925.4%

Revenue

Revenue for the three months ended March 31, 2024 decreased by $2,546 thousand, or 40.5%, to $3,734 thousand from $6,280 thousand for the three months ended March 31, 2023. The decrease in revenue of $2,546 thousand was driven by a $2,678 thousand reduction in electric balance bikes revenue due to lower shipment volumes primarily to our independent distributors and a $214 thousand reduction due to pricing in the three months ended March 31, 2024. This decrease was offset by a $346 thousand increase in parts, accessories and apparel revenue due primarily to increased battery and replacement part sales in the three months ended March 31, 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 decreased by $1,424 thousand, or 35.1%, to $2,634 thousand from $4,058 thousand for the three months ended March 31, 2023. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2024 increased by $155 thousand, or 6.6%, to $2,515 thousand from $2,360 thousand for the three months ended March 31, 2023. The increase was primarily due to increased research and development costs relating to new product development of $156 thousand, increased personnel costs of $131 thousand, offset by decreased marketing expense of $132 thousand in the first quarter of 2024.

Other Matters

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 10, Commitments and Contingencies, in the consolidated financial statements for a discussion of the Company's commitments and contingencies

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, LiveWire’s cash and cash equivalents were $141,033 thousand and $167,904 thousand, respectively.

As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million as more fully described below.

On September 26, 2022, LiveWire consummated the Business Combination with ABIC resulting in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7 to the consolidated financial statements, Warrant Liabilities.

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of March 31, 2024, the reported sales price of Common Stock was $7.23 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of March 31, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

Management believes that cash on hand, including the proceeds received from the Business Combination, and the Convertible Term Loan will provide sufficient liquidity to meet LiveWire’s projected obligations, including those related to existing contractual obligations, for at least the next twelve months.

The Company plans to use its current cash on hand, including the financing raised through the Business Combination, and available funds under the Convertible Term Loan to support its core business operations and strategic plan, invest in new product development, and enhance its global distribution capabilities. LiveWire expects its capital expenditures and working capital requirements to increase in the future, as it grows the business, develops its customer support and marketing infrastructure and expands its product development efforts.

The Company’s material contractual operating cash commitments at March 31, 2024 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2025.

On April 24, 2024, the Company announced a plan to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California to Milwaukee, Wisconsin and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability.

Under this plan, the Company expects to incur one-time relocation costs of $1.0 million to $1.5 million and one-time termination benefit costs of $2.0 million to $3.5 million related to the Electric Motorcycles segment and expects the vast majority to be cash charges. The Company expects to complete this plan by the end of September 2024.

Cash Flow Activity

The following table presents condensed highlights from the Company’s Consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Net cash used by operating activities	$(22,926)	$(24,550)
Net cash used by investing activities	(3,239)	(4,648)
Net cash used by financing activities	(706)	—
Net change in cash and cash equivalents	$(26,871)	$(29,198)

The overall decrease in cash during the three months ended March 31, 2024 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the three months ended March 31, 2024 and 2023. Net cash used by operating activities decreased by $1,624 thousand to $22,926 thousand for the three months ended March 31, 2024 compared to $24,550 thousand for the three months ended March 31, 2023. The decrease in negative cash flow from operating activities was primarily driven by favorable changes in Accounts receivable, net, Account receivable from related party, and Accounts payable to related party offset by unfavorable changes in other working capital amounts, including Inventories, Other current assets, and Accounts payable and accrued liabilities, and the increase in net loss of $2,497 thousand.

Investing Activities

Net cash used by investing activities decreased by $1,409 thousand to $3,239 thousand for the three months ended March 31, 2024 compared to $4,648 thousand for the three months ended March 31, 2023. The decrease was due to higher capital expenditures in 2023 related to investments to support future product development activities.

The Company expects to fund future cash flows used in investing activities with the financing raised through the Business Combination and available funds under the Convertible Term Loan. The Company estimates capital expenditures to be between $10 million and $20 million in 2024.

Financing Activities

Net cash used by financing activities decreased by $706 thousand to $706 thousand for the three months ended March 31, 2024 compared to zero for the three months ended March 31, 2023. The $706 thousand cash outflow related to the repurchase of common stock to satisfy withholding taxes in connection with the vesting of restricted stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, the Company’s cash and cash equivalents amounted to $141,033 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, Commitments and Contingencies, to the Notes to consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

There have been no material changes to the principal risks that the Company believes are material to the Company’s business, results of operations, and financial condition from those disclosed in Part I, “Item 1A. Risk Factors” of the 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities for the three months ended March 31, 2024.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended March 31, 2024:

2024 Fiscal Date of Vest	Total Number of Shares Repurchased	Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 29	66,923	$10.26	—	—

The LiveWire Group, Inc. 2022 Incentive Award Plan provides that the withholding obligations be settled by the Company retaining shares that are part of the award. During the first quarter of 2024, the Company retained 66 thousand shares of common stock to satisfy withholding taxes in connection with the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
10.1	Convertible Delayed Draw Term Loan Agreement, dated as of February 14, 2024, by and among Harley-Davidson, Inc., LiveWire EV, LLC, and LiveWire Group, Inc.	8-K	001-41511	2/16/2024	10.1
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)					*
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

LiveWire Group, Inc.

Date:	May 6, 2024	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer

Date:	May 6, 2024	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)