Form 10-K/A
period 2023-12-31
LiveWire Group, Inc.
filed 2024-05-31
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(AMENDMENT NO.1)

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
Number of shares of the registrant’s common stock outstanding at May 29, 2024: 203,180,867 shares
EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of LiveWire Group Inc. (the “Company”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Original Filing”), is being filed solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 (the “Exhibits”) filed with the Original Filing.
The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting, which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing. This Amendment consists solely of the preceding cover page, this explanatory note, the signature page and the revised certifications. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

The Company’s independent registered public accounting firm is Ernst & Young LLP, Milwaukee, Wisconsin, PCAOB ID 42.

PART IV
Item 15. Exhibits and Financial Statement Schedules

INDEX TO EXHIBITS
Exhibit No.	Description
31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
104	Cover Page Interactive Data File - formatted in Inline XBRL

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2024.

LiveWire Group, Inc.

/s/ Karim Donnez	Chief Executive Officer
Karim Donnez	(Principal Executive Officer)

/s/ Tralisa Maraj	Chief Financial Officer
Tralisa Maraj	(Principal Financial Officer and Principal Accounting Officer)

4