Form 10-Q/A
period 2024-03-31
LiveWire Group, Inc.
filed 2024-05-31
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(AMENDMENT NO.1)

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

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of LiveWire Group Inc. (the “Company”) for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2024 (the “Original Filing”), is being filed solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 (the “Exhibits”) filed with the Original Filing.
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

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description
31.1*	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)
31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)
104	Cover Page Interactive Data File - formatted in Inline XBRL
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveWire Group, Inc.

Date:	May 31, 2024	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer

Date:	May 31, 2024	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4