Form 10-Q
period 2024-06-30
LiveWire Group, Inc.
filed 2024-08-07
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at August 5, 2024: 203,250,248 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended June 30, 2024

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

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects on the Company’s future business of competition, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse; the possibility that the Company may be adversely affected by other economic, business and/or competitive factor publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements are made as of the date of the filing of this report August 7, 2024, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue, net	$6,449	$7,026	$11,427	$14,788
Costs and expenses:
Cost of goods sold (including related party amounts of $4,363 and $9,539 for three and six months ended June 30, 2024, respectively, and $5,443 and $7,491 for three and six months ended June 30, 2023, respectively; see Note 11)	8,231	9,966	17,336	16,464
Selling, administrative and engineering expense (including related party amounts of $2,539 and $5,487 for three and six months ended June 30, 2024, respectively, and $3,957 and $8,189 for three and six months ended June 30, 2023, respectively; see Note 11)	26,383	29,044	52,678	55,215
Total operating costs and expenses	34,614	39,010	70,014	71,679
Operating loss	(28,165)	(31,984)	(58,587)	(56,891)
Interest income	1,596	2,754	3,612	5,446
Change in fair value of warrant liabilities	1,792	(11,438)	6,550	(10,370)
Loss before income taxes	(24,777)	(40,668)	(48,425)	(61,815)
Income tax provision	28	64	24	64
Net loss	(24,805)	(40,732)	(48,449)	(61,879)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	—	(24)	—
Comprehensive loss	$(24,811)	$(40,732)	$(48,473)	$(61,879)

Net loss per share, basic and diluted (Note 5)	$(0.12)	$(0.20)	$(0.24)	$(0.31)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$113,011	$167,904
Accounts receivable, net	1,911	4,295
Accounts receivable from related party	468	3,402
Inventories, net	34,062	32,122
Other current assets	2,035	3,004
Total current assets	151,487	210,727
Property, plant and equipment, net	36,818	37,682
Goodwill	8,327	8,327
Deferred tax assets	6	4
Lease assets	1,197	1,868
Intangible assets, net	1,185	1,347
Other long-term assets	5,896	6,192
Total assets	$204,916	$266,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,392	$3,554
Accounts payable to related party	18,399	20,371
Accrued liabilities	18,291	21,189
Current portion of lease liabilities	688	1,152
Total current liabilities	38,770	46,266
Long-term portion of lease liabilities	561	792
Deferred tax liabilities	105	93
Warrant liabilities	5,769	12,319
Other long-term liabilities	685	814
Total liabilities	45,890	60,284
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 203,526 issued and 203,250 outstanding as of June 30, 2024 and 203,210 issued and 203,030 outstanding as of December 31, 2023	20	20
Treasury Stock, at cost: June 30, 2024 - 276 shares and December 31, 2023 - 180 shares	(2,896)	(1,969)
Additional paid-in-capital	342,346	339,783
Accumulated deficit	(180,437)	(131,988)
Accumulated other comprehensive (loss) income	(7)	17
Total shareholders' equity	159,026	205,863
Total liabilities and shareholders' equity	$204,916	$266,147
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(48,449)	$(61,879)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,042	1,372
Change in fair value of warrant liabilities	(6,550)	10,370
Stock compensation expense	2,563	4,202
Provision for doubtful accounts	22	55
Deferred income taxes	10	63
Inventory write-down	3,249	1,626
Cloud computing arrangements development costs	—	(640)
Other, net	(573)	(629)
Changes in current assets and liabilities:
Accounts receivable, net	2,362	(2,407)
Accounts receivable from related party	2,934	118
Inventories	(5,189)	(4,585)
Other current assets	1,215	1,905
Accounts payable and accrued liabilities	(3,550)	(1,357)
Accounts payable to related party	(1,972)	10,591
Net cash used by operating activities	(48,886)	(41,195)
Cash flows from investing activities:
Capital expenditures	(5,080)	(8,175)
Net cash used by investing activities	(5,080)	(8,175)
Cash flows from financing activities:
Proceeds received from exercise of warrants (Note 7)	—	2
Repurchase of common stock	(927)	—
Net cash provided (used) by financing activities	(927)	2
Net decrease in cash and cash equivalents	$(54,893)	$(49,368)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$167,904	$265,240
Net decrease in cash and cash equivalents	(54,893)	(49,368)
Cash and cash equivalents—end of period	$113,011	$215,872

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$(1,969)	$205,863
Net loss	—	—	—	(23,644)	—	—	(23,644)
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation expense	200	—	2,282	—	—	—	2,282
Repurchase of common stock	—	—	—	—	—	(706)	(706)
Balance, March 31, 2024	203,410	20	342,065	(155,632)	(1)	(2,675)	183,777
Net loss	—	—	—	(24,805)	—	—	(24,805)
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Share-based compensation expense	116	—	281	—	—	—	281
Repurchase of common stock	—	—	—	—	—	(221)	(221)
Balance, June 30, 2024	203,526	$20	$342,346	$(180,437)	$(7)	$(2,896)	$159,026

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800
Net loss	—	—	—	(21,147)	—	—	(21,147)
Share-based compensation expense	6	—	1,824	—	—	—	1,824
Balance, March 31, 2023	202,409	20	331,042	(43,585)	—	—	287,477
Net loss	—	—	—	(40,732)	—	—	(40,732)
Share-based compensation expense	—	—	2,378	—	—	—	2,378
Shareholder warrants exercised	—	—	6	—	—	—	6
Balance, June 30, 2023	202,409	$20	$333,426	$(84,317)	$—	$—	$249,129

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

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of June 30, 2024, the consolidated statements of operations and comprehensive loss and the consolidated statements of shareholders’ equity for the three and six month periods ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six month periods ended June 30, 2024 and 2023.

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Electric Motorcycles
Electric motorcycles	$2,367	$681	$3,374	$2,092
Parts, accessories and apparel	63	81	300	152
	$2,430	$762	$3,674	$2,244
STACYC
Electric balance bikes	$2,924	$5,276	$5,540	$10,784
Parts, accessories and apparel	1,095	988	2,213	1,760
	$4,019	$6,264	$7,753	$12,544
Total Revenue, net	$6,449	$7,026	$11,427	$14,788

Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes, as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. S2 electric motorcycles, being motorcycles produced from LiveWire’s S2 platform using the Arrow Architecture model, contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycles is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

The Company offers sales incentive programs to independent dealers, distributors and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. During the first quarter of 2024, the Company revised its retail partner strategy and introduced new incentives with its retail partners. As a result, for the three and six months ended June 30, 2024, the Company recorded $5 thousand and $425 thousand of adjustments, respectively, for variable consideration related to previously recognized sales. Adjustments for variable consideration related to previously recognized sales as a result of promotions introduced in the second quarter of 2023 were $250 thousand for the three and six months ended June 30, 2023.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to cost of goods sold. This amount is monitored and adjusted for impairment as necessary. The refund asset of $153 thousand and $299 thousand were included in Other current assets and the refund liability of $181 thousand and $327 thousand were included in Accrued liabilities in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $183 thousand and $214 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $341 thousand and $245 thousand were included in Other long-term liabilities in the Company's Consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The Company expects to recognize $183 thousand included in Accrued Liabilities as of June 30, 2024 over the next twelve months. The Company expects to recognize $341 thousand included in Other long-term liabilities at June 30, 2024 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended June 30, 2024 and 2023 was $15 thousand and $85 thousand, respectively, and $85 thousand and $163 thousand in the six months ended June 30, 2024 and 2023, respectively.

4. Income Taxes

The Company’s effective income tax rate was 0.1% for the six months ended June 30, 2024 and 2023.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(24,805)	$(40,732)	$(48,449)	$(61,879)

Basic weighted-average shares outstanding	203,184	202,409	203,136	202,407
Effect of dilutive securities – warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	203,184	202,409	203,136	202,407
Earnings per share (1):
Basic	$(0.12)	$(0.20)	$(0.24)	$(0.31)
Diluted	$(0.12)	$(0.20)	$(0.24)	$(0.31)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and six months ended June 30, 2024, 2,119 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2023, 3,408 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the six months ended June 30, 2024, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2023, 30,499 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. Inventories, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and work in process	$—	$486
Electric motorcycles and electric balance bikes	31,443	28,205
Parts and accessories and apparel	2,619	3,431
Inventories, net	$34,062	$32,122

Accrued liabilities primarily include accrued capital expenditures of $3,424 thousand, accrued payroll and employee benefits of $4,249 thousand, accrued engineering costs of $3,356 thousand, and accrued restructuring of $1,990 thousand as of June 30, 2024. Accrued liabilities primarily include accrued capital expenditures of $4,933 thousand, accrued payroll and employee benefits of $7,077 thousand, and accrued engineering costs of $5,215 thousand as of December 31, 2023.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of June 30, 2024 and December 31, 2023, respectively, and 10,500,000 Private Warrants outstanding as of June 30, 2024 and December 31, 2023.

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

During the three and six months ended June 30, 2024, there were no redemptions or exercises of the Public Warrants or Private Warrants. There were no redemptions and a de minimis amount of exercises of the Public Warrants during the three and six months ended June 30, 2023. There were no exercises or redemptions of the Private Warrants during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024, the Company recognized income of $1,792 thousand and $6,550 thousand respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company recognized expense of $11,438 thousand and $10,370 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $5,769 thousand and $12,319 thousand as of June 30, 2024 and December 31, 2023, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$105,000	$—	$—	$105,000
Liabilities:
Public Warrants	$3,774	$—	$—	$3,774
Private Placement Warrants	—	1,995	—	1,995
Share-based awards settled in cash	498	—	—	498
	$4,272	$1,995	$—	$6,267

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$161,000	$—	$—	$161,000
Liabilities:
Public Warrants	$8,059	$—	$—	$8,059
Private Placement Warrants	—	4,260	—	4,260
Share-based awards settled in cash	1,268	—	—	1,268
	$9,327	$4,260	$—	$13,587

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

9. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new electric motorcycles for a period of two years, except for the battery which is covered for five years. The Company also provides limited warranties on parts and accessories and electric balance bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues future warranty claims at the time of sale by the Company using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance, beginning of period	$882	$600	$1,011	$566
Warranties issued during the period	159	36	281	105
Settlements made during the period	(216)	(74)	(481)	(106)
Recalls and changes to pre-existing warranty liabilities	(204)	—	(190)	(3)
Balance, end of period	$621	$562	$621	$562

The liability for recall campaigns included in the above table was $34 thousand and zero as of June 30, 2024 and December 31, 2023, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of June 30, 2024 and December 31, 2023.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three and six months ended June 30, 2024 there are $4,363 thousand and $9,539 thousand, respectively, and for the three and six months ended June 30, 2023, there are $5,443 thousand and $7,491 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D for the three and six months ended June 30, 2024, $4,179 thousand and $9,441 thousand, respectively, and for the three and six months ended June 30, 2023, $1,723 thousand and $3,768 thousand, respectively, are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold. Also included in the total Cost of goods sold with H-D for the three and six months ended June 30, 2023 is a provision of $3,717 thousand related to a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement.
Selling, administrative and engineering - During the three and six months ended June 30, 2024 there are $2,539 thousand and $5,487 thousand, respectively, and for the three and six months ended June 30, 2023 there were $3,957 thousand and $8,189 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of June 30, 2024 and December 31, 2023, there is $18,399 thousand and $20,371 thousand, respectively, due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets. Of the amount outstanding to H-D as of June 30, 2024 and December 31, 2023, $8,592 thousand and $10,020 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $3,429 thousand and $4,042 thousand, respectively, is associated with services under the various service agreements with H-D and $6,378 thousand and $6,309 thousand, respectively, is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of June 30, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.
Other transactions
Sales of electric motorcycles and related products to independent dealers and customers are primarily financed through Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of June 30, 2024 and December 31, 2023, there is $455 thousand and $3,351 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
During the three and six months ended June 30, 2024, the Company recorded $20 thousand and $40 thousand, respectively, in related party sales between the Company and H-D with $13 thousand and $28 thousand, respectively, in Cost of goods sold. During the three and six months ended June 30, 2023 the Company recorded $5 thousand and $10 thousand, respectively, in related party sales between the Company and H-D with $3 thousand and $6 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes to H-D. As of June 30, 2024 and December 31, 2023, there was $13 thousand and $51 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. Additionally, on August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period expiring on September 26, 2024. These are classified as operating leases. As of June 30, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $192 thousand, $155 thousand, and $36 thousand, respectively. As of December 31, 2023, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $274 thousand, $162 thousand, and $112 thousand, respectively. In addition, the Company incurred $44 thousand and $88 thousand in rent expense during the three and six months ended June 30, 2024, respectively, and the Company recorded $44 thousand and $88 thousand, during the three and six months ended June 30, 2023, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

12. Reportable Segments

The Company operates in two segments: Electric Motorcycles and STACYC. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Company’s products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales, and through select international partners primarily in Europe.

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids. The STACYC segment also sells electric balance bike parts, accessories, and apparel. STACYC products are sold in the U.S., Canada, Australia and Europe. The STACYC segment products are sold through independent retail partners in the U.S. and Canada, including powersports dealers, H-D dealers, bicycle retailers and direct to customers online. In Australia and Europe, STACYC sells its products through independent distributors and direct to customers online in Europe.

Selected segment information is set forth below (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Electric Motorcycles
Revenue, net	$2,430	$762	$3,674	$2,244
Cost of goods sold	5,756	6,092	12,227	8,532
Selling, administrative and engineering expense	23,470	26,568	47,250	50,379
Operating loss	(26,796)	(31,898)	(55,803)	(56,667)
STACYC
Revenue, net	4,019	6,264	7,753	12,544
Cost of goods sold	2,475	3,874	5,109	7,932
Selling, administrative and engineering expense	2,913	2,476	5,428	4,836
Operating loss	(1,369)	(86)	(2,784)	(224)
Operating loss	$(28,165)	$(31,984)	$(58,587)	$(56,891)

Total assets for the Electric Motorcycles and STACYC segments were $175,263 thousand and $29,653 thousand, respectively, as of June 30, 2024 and $232,981 thousand and $33,166 thousand, respectively, as of December 31, 2023.

13. Restructuring

On April 24, 2024, the Company announced a plan to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California, to Milwaukee, Wisconsin, and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability.

In conjunction with this plan, the Company recorded $2,352 thousand of employee termination benefits, primarily severance, during the three and six months ended June 30, 2024. This amount was recorded within the Electric Motorcycles segment and presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss. Of this amount, $1,106 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712, Compensation – Nonretirement Postemployment Benefits. An additional $381 thousand will be recognized through September 30, 2024 as employees render service through the period up to the relocation of LiveWire Labs to Milwaukee, Wisconsin in accordance with ASC 420. Additionally, the Company anticipates that it will incur $684 thousand in other costs, including employee relocation and equipment move costs in conjunction with these actions. Of this amount, $192 thousand was recorded in the three and six months ended June 30, 2024 within the Electric Motorcycles segment and presented within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

The Company recognized a reduction in stock compensation expense of $2,294 thousand in the three and six months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second quarter of 2024. The Company also recorded $386 thousand and $462 thousand of accelerated depreciation related to LiveWire Labs leasehold improvements resulting from the planned move from Mountain View, California to Milwaukee, Wisconsin in the three and six months ended June 30, 2024, respectively. These amounts were recorded within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2023	$—	$—	$—
Reserve Established	2,352	192	2,544
Utilization of reserve:
Payments	(457)	(97)	(554)
Balance at June 30, 2024	$1,895	$95	$1,990

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

Electric motorcycles are sold at wholesale to a network of independent retail partners, at retail through a Company-owned dealership, through online sales and through select international partners. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to customers online. As discussed below, on September 26, 2022 as part of the Business Combination, the Company, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

For the three months ended June 30, 2024, the Company’s net loss was $24,805 thousand compared to $40,732 thousand for the three months ended June 30, 2023, and was $48,449 thousand for the six months ended June 30, 2024 compared to $61,879 thousand for the six months ended June 30, 2023. The Company’s net losses reflect the early-stage nature of the Company’s business. The decrease in net losses of $15,927 thousand and $13,430 thousand for three and six months ended June 30, 2024, respectively, reflect the segment results discussed below and a decrease of $1,158 thousand and $1,834 thousand in interest income were offset by an increase of $13,230 thousand and $16,920 thousand of non-operating income related to the decrease in fair value of the outstanding warrants for three and six months ended June 30, 2024, respectively, as compared to prior year.

For the three months ended June 30, 2024, the Electric Motorcycles segment operating loss was $26,796 thousand, compared to an operating loss of $31,898 thousand for the three months ended June 30, 2023, and was an operating loss of $55,803 thousand for the six months ended June 30, 2024 compared to an operating loss of $56,667 thousand for the six months ended June 30, 2023. Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $5,102 thousand and $864 thousand for three and six months ended June 30, 2024, respectively.

For the three months ended June 30, 2024, the STACYC segment operating loss was $1,369 thousand, as compared to an operating loss of $86 thousand for the three months ended June 30, 2023, and was an operating loss of $2,784 thousand for the six months ended June 30, 2024 compared to operating loss of $224 thousand for the six months ended June 30, 2023. Refer to the STACYC segment analysis below for further discussion on the increase in operating loss of $1,283 thousand and $2,560 thousand for three and six months ended June 30, 2024, respectively.

Recent Developments

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

Under this plan, the Company recorded $2,544 thousand of expense in the three months ended June 30, 2024 related to employee termination benefits and other costs, of which $554 thousand was paid in cash during the three months ended June 30, 2024 and the remainder is expected to be paid out over the next twelve months. The Company also recognized a noncash reduction in stock compensation expense of $2,294 thousand during the three and six months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second quarter of 2024.

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

2024 Outlook

For 2024, LiveWire's focus continues to be on cost improvements, future additional models on the S2 platform and product innovation and development. LiveWire plans to continue to expand globally in 2024 with the focus on our priority markets in Europe.

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

The following table details the key business metric amounts for the periods indicated:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Wholesale Motorcycle Unit Sales	111	9	203	54
Company Retail Motorcycle Unit Sales	47	24	72	42
Total LiveWire Motorcycle Unit Sales	158	33	275	96

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)	47	24	72	42
Independent Retail Partners (2)	111	40	242	74
Total Retail Motorcycle Unit Sales	158	64	314	116

Electric Balance Bike Unit Sales:
US	3,792	4,400	6,134	11,668
International	33	3,806	623	4,766
Total Electric Balance Bike Unit Sales	3,825	8,206	6,757	16,434
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

The following table details the number of retail partners:

	As of	As of
	June 30, 2024	December 31, 2023
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners	115	126
Total Electric Motorcycles Retail Partners	116	127

STACYC
Independent Retail Partners:
U.S.	1,998	1,975
International	141	137
Total STACYC Independent Retail Partners	2,139	2,112
The Electric Motorcycles independent retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of June 30, 2024 and December 31, 2023, this total includes 1 and 4 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities.
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

Results of Operations

The following table presents consolidated results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Operating loss from Electric Motorcycles	$(26,796)	$(31,898)	$5,102	(16.0)%
Operating loss from STACYC	(1,369)	(86)	(1,283)	1491.9%
Operating loss	(28,165)	(31,984)	3,819	(11.9)%
Interest income	1,596	2,754	(1,158)	(42.0)%
Change in fair value of warrant liabilities	1,792	(11,438)	13,230	(115.7)%
Loss before income taxes	(24,777)	(40,668)	15,891	(39.1)%
Income tax provision	28	64	(36)	(56.3)%
Net loss	(24,805)	(40,732)	15,927	(39.1)%
Other comprehensive loss:
Foreign currency translation adjustments	(6)	—	(6)	nm
Comprehensive loss	$(24,811)	$(40,732)	$15,921	(39.1)%
Net loss per share, basic and diluted	$(0.12)	$(0.20)	$0.08	(40.0)%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $28,165 thousand for the three months ended June 30, 2024 compared to an operating loss of $31,984 thousand for the three months ended June 30, 2023. The Electric Motorcycles segment reported an operating loss of $26,796 thousand for the three months ended June 30, 2024, as compared to an operating loss of $31,898 thousand for the three months ended June 30, 2023. The STACYC segment reported operating loss of $1,369 thousand for the three months ended June 30, 2024, compared to operating loss of $86 thousand for the three months ended June 30, 2023. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income (Expense)

Interest income for the three months ended June 30, 2024 was $1,596 thousand, as compared to interest income of $2,754 thousand for the three months ended June 30, 2023. The decrease was primarily driven by the decrease in the balance of money market funds at June 30, 2024 as compared to the prior year. The Company had investments of $105,000 thousand and $213,000 thousand in money market funds as of June 30, 2024 and June 30, 2023, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2024 was income of $1,792 thousand, as compared to expense of $11,438 thousand for the three months ended June 30, 2023. The income recognized was due to the decrease in the estimated fair value of the warrants during the three months ended June 30, 2024 and the expense recognized for the three months ended June 30, 2023 was due to the increase in estimated fair value due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax provision for the three months ended June 30, 2024 was $28 thousand, as compared to $64 thousand for the three months ended June 30, 2023. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue:
Electric motorcycles	$2,367	$681	$1,686	247.6%
Parts, accessories and apparel	63	81	(18)	(22.2)%
Revenue, net	2,430	762	1,668	218.9%
Cost of goods sold	5,756	6,092	(336)	(5.5)%
Gross profit	(3,326)	(5,330)	2,004	(37.6)%
Operating expenses:
Selling, administrative and engineering expense	23,470	26,568	(3,098)	(11.7)%
Operating loss	$(26,796)	$(31,898)	$5,102	(16.0)%

Revenue

Revenue for the three months ended June 30, 2024 increased by $1,668 thousand, or 218.9%, to $2,430 thousand from $762 thousand for the three months ended June 30, 2023. Unit sales increased by 378.8% from 33 units in 2023 to 158 units in 2024 driven by more products in the market, including the new S2 Mulholland model launched in the first quarter of 2024. The Company has three bikes in market at June 30, 2024 as compared to one bike in market at June 30, 2023. The impact on revenue of the increased unit sales in the three months ended June 30, 2024 was offset by a reduction in revenue of $729 thousand resulting from product mix due to the S2 Del Mar and Mulholland having lower selling prices than LiveWire ONE and $276 thousand resulting from the impact of new incentives associated with a revised strategy with our retail partners implemented in the second quarter of 2024 and other incentives, including additional incentives announced in the second quarter of 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 decreased by $336 thousand, or 5.5%, to $5,756 thousand from $6,092 thousand for the three months ended June 30, 2023. Cost of sales for the three months ended June 30, 2024 decreased over the three months ended June 30, 2023 due to the non-recurrence of a $3,717 thousand provision for a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement recorded in the three months ended June 30, 2023. This decrease was offset by increases resulting from increased sales units as discussed above, net realizable value adjustments of $435 thousand, and increased depreciation expense of $415 thousand.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2024 decreased by $3,098 thousand, or 11.7%, to $23,470 thousand from $26,568 thousand for the three months ended June 30, 2023. The decrease was due to a reduction in product development expenses of $2,836 thousand in the current year as 2023 included increased expenses related to the initial development of the S2 platform. Additionally, the Company continues to focus on cost reduction activities in 2024 resulting in decreases of approximately $988 thousand from reductions in software licensing fees, personnel costs, insurance premiums, legal fees and travel expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. These decreases were offset by an increase in depreciation expense of $1,391 thousand, including $386 thousand related to accelerated depreciation on leasehold improvements related to LiveWire Labs resulting from the planned move from Mountain View, California to Milwaukee, Wisconsin. As discussed above, related to the planned move of LiveWire Labs as well as the Company’s plan to streamline headcount, the Company recorded $2,544 thousand of expense in the three months ended June 30, 2024 related to employee termination benefits and other costs, The Company also recognized a noncash reduction in stock compensation expense of $2,294 thousand during the three months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second quarter of 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue:
Electric balance bikes	$2,924	$5,276	$(2,352)	(44.6)%
Parts, accessories and apparel	1,095	988	107	10.8%
Revenue, net	4,019	6,264	(2,245)	(35.8)%
Cost of goods sold	2,475	3,874	(1,399)	(36.1)%
Gross profit	1,544	2,390	(846)	(35.4)%
Operating expenses:
Selling, administrative and engineering expense	2,913	2,476	437	17.6%
Operating loss	$(1,369)	$(86)	$(1,283)	1,491.9%

Revenue

Revenue for the three months ended June 30, 2024 decreased by $2,245 thousand, or 35.8%, to $4,019 thousand from $6,264 thousand for the three months ended June 30, 2023. The decrease in revenue of $2,245 thousand was driven by a $2,201 thousand reduction in electric balance bikes revenue due to lower shipment volumes primarily to our independent distributors and a $151 thousand reduction due to pricing in the three months ended June 30, 2024. This decrease was offset by a $107 thousand increase in parts, accessories and apparel revenue due primarily to increased battery and replacement part sales in the three months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 decreased by $1,399 thousand, or 36.1%, to $2,475 thousand from $3,874 thousand for the three months ended June 30, 2023. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2024 increased by $437 thousand, or 17.6%, to $2,913 thousand from $2,476 thousand for the three months ended June 30, 2023. The increase was primarily due to increased research and development costs relating to new product development of $255 thousand, increased personnel costs of $187 thousand, offset by decreased marketing expense of $128 thousand in the three months ended June 30, 2024.

Results of Operations

The following table presents consolidated results of operations for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Operating loss from Electric Motorcycles	$(55,803)	$(56,667)	$864	(1.5)%
Operating loss from STACYC	(2,784)	(224)	(2,560)	1142.9%
Operating loss	(58,587)	(56,891)	(1,696)	3.0%
Interest income	3,612	5,446	(1,834)	(33.7)%
Change in fair value of warrant liabilities	6,550	(10,370)	16,920	(163.2)%
Loss before income taxes	(48,425)	(61,815)	13,390	(21.7)%
Income tax provision	24	64	(40)	(62.5)%
Net loss	(48,449)	(61,879)	$13,430	(21.7)%
Other comprehensive loss:
Foreign currency translation adjustments	(24)	—	(24)	nm
Comprehensive loss	$(48,473)	$(61,879)	$13,406	(21.7)%
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.07)	22.6%
*nm - not meaningful

Operating Income (Loss)

The Company reported an operating loss of $58,587 thousand for the six months ended June 30, 2024 compared to an operating loss of $56,891 thousand for the six months ended June 30, 2023. The Electric Motorcycles segment reported an operating loss of $55,803 thousand for the six months ended June 30, 2024, as compared to an operating loss of $56,667 thousand for the six months ended June 30, 2023. The STACYC segment reported an operating loss of $2,784 thousand for the six months ended June 30, 2024, compared to an operating loss of $224 thousand for the six months ended June 30, 2023. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income (Expense)

Interest income for the six months ended June 30, 2024 was $3,612 thousand compared to interest income of $5,446 thousand for the six months ended June 30, 2023. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $105,000 thousand in money market funds as of June 30, 2024 and $213,000 thousand as of June 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2024 was income of $6,550 thousand, as compared to an expense of $10,370 thousand for the six months ended June 30, 2023. The income recognized was due to the decrease in the estimated fair value of the warrants during the six months ended June 30, 2024 and the expense recognized for the six months ended June 30, 2023 was due to the increase in estimated fair value due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax provision for the six months ended June 30, 2024 was $24 thousand, as compared to $64 thousand for the six months ended June 30, 2023. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss to be benefited in future periods.

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the six months ended June 30, 2024 and six months ended June 30, 2023 (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue:
Electric motorcycles	$3,374	$2,092	$1,282	61.3%
Parts, accessories and apparel	300	152	148	97.4%
Revenue, net	3,674	2,244	1,430	63.7%
Cost of goods sold	12,227	8,532	3,695	43.3%
Gross profit	(8,553)	(6,288)	(2,265)	36.0%
Operating expenses:
Selling, administrative and engineering expense	47,250	50,379	(3,129)	(6.2)%
Operating loss	$(55,803)	$(56,667)	$864	(1.5)%

Revenue

Revenue for the six months ended June 30, 2024 increased by $1,430 thousand, or 63.7%, to $3,674 thousand from $2,244 thousand for the six months ended June 30, 2023. Unit sales increased by 186.5% from 96 units in 2023 to 275 units in 2024 driven by more products in the market, including the new S2 Mulholland model launched in the first quarter of 2024. The Company has three bikes in the market at June 30, 2024 as compared to one bike in the market at June 30, 2023. The impact on revenue of the increased unit sales for the six months ended June 30, 2024 was offset by a reduction in revenue of $1,523 thousand resulting from product mix due to the S2 Del Mar and Mulholland having lower selling prices than LiveWire ONE and $854 thousand resulting from the impact of new incentives associated with the revised strategy with our retail partners implemented in 2024 and other incentives, including additional incentives announced in the second quarter of 2024.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 increased by $3,695 thousand, or 43.3%, to $12,227 thousand from $8,532 thousand for the six months ended June 30, 2023. The increase was primarily due to higher shipments of electric motorcycles, in alignment with the increased revenue described above, increased net realizable value adjustments of $2,138 thousand, and increased depreciation expense of $1,200 thousand. These increases were offset by the non-recurrence of a $3,717 thousand provision for a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement recorded in the three months ended June 30, 2023.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2024 decreased by $3,129 thousand, or 6.2%, to $47,250 thousand from $50,379 thousand for the six months ended June 30, 2023. The decrease was due to a decrease in product development expense of $4,968 thousand in the current year as 2023 included increased expenses related to the initial development of the S2 platform. Additionally, the Company continues to focus on cost reduction activities in 2024 resulting in decreases of approximately $1,276 thousand from reductions in software licensing fees, insurance premiums, and legal fees. These decreases were offset by an increase in personnel costs in the first part of 2024 of $932 thousand and an increase in depreciation expense of $2,092 thousand, including $462 thousand related to accelerated depreciation on leasehold improvements related to LiveWire Labs resulting from the planned move from Mountain View, California to Milwaukee, Wisconsin. As discussed above, related to the planned move of LiveWire Labs as well as the Company’s plan to streamline headcount, the Company recorded $2,544 thousand of expense in the six months ended June 30, 2024 related to employee termination benefits and other costs, The Company also recognized a noncash reduction in stock compensation expense of $2,294 thousand during the six months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second quarter of 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the six months ended June 30, 2024 and six months ended June 30, 2023 (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023	$ Change	% Change
Revenue:
Electric balance bikes	$5,540	$10,784	$(5,244)	(48.6)%
Parts, accessories and apparel	2,213	1,760	453	25.7%
Revenue, net	7,753	12,544	(4,791)	(38.2)%
Cost of goods sold	5,109	7,932	(2,823)	(35.6)%
Gross profit	2,644	4,612	(1,968)	(42.7)%
Operating expenses:
Selling, administrative and engineering expense	5,428	4,836	592	12.2%
Operating income	$(2,784)	$(224)	$(2,560)	1,142.9%

Revenue

Revenue for the six months ended June 30, 2024 decreased by $4,791 thousand, or 38.2%, to $7,753 thousand from $12,544 thousand for the six months ended June 30, 2023. The decrease in revenue of $4,791 thousand was driven by a $4,827 thousand reduction in electric balance bikes revenue due to lower shipment volumes primarily to our independent distributors and a $417 thousand reduction due to pricing in the six months ended June 30, 2024. This decrease was offset by a $453 thousand increase in parts, accessories and apparel revenue due primarily to increased battery and replacement part sales in the six months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 decreased by $2,823 thousand, or 35.6%, to $5,109 thousand from $7,932 thousand for the six months ended June 30, 2023. The decrease was primarily due to lower shipment volumes, in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2024 increased by $592 thousand, or 12.2%, to $5,428 thousand from $4,836 thousand for the six months ended June 30, 2023. The increase was primarily due to increased research and development costs related to new product development of $411 thousand, increased personnel costs of $316 thousand, offset by decreased marketing expense of $259 thousand in the six months ended June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, LiveWire’s cash and cash equivalents were $113,011 thousand and $167,904 thousand, respectively.

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

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of June 30, 2024, the reported sales price of Common Stock was $7.66 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of June 30, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

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

The Company’s material contractual operating cash commitments at June 30, 2024 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2025.

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

Under this plan, the Company recorded $2,544 thousand of expense in the three and six months ended June 30, 2024 related to employee termination benefits and other costs, of which $554 thousand was paid in cash during the three and six months ended June 30, 2024 and the remainder is expected to be paid out over the next twelve months. The Company also recognized a noncash reduction in stock compensation expense of $2,294 thousand during the three and six months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second quarter of 2024.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Net cash used by operating activities	$(48,886)	$(41,195)
Net cash used by investing activities	(5,080)	(8,175)
Net cash provided (used) by financing activities	(927)	2
Net change in cash and cash equivalents	$(54,893)	$(49,368)

The overall decrease in cash during the six months ended June 30, 2024 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the six months ended June 30, 2024 and 2023. Net cash used by operating activities increased by $7,691 thousand to $48,886 thousand for the six months ended June 30, 2024 compared to $41,195 thousand for the six months ended June 30, 2023. The increase in negative cash flow from operating activities was primarily driven by unfavorable changes in Accounts payable to related party and Accounts payable and accrued liabilities offset by favorable changes in Accounts receivable, net and Account receivable from related party.

Investing Activities

Net cash used by investing activities decreased by $3,095 thousand to $5,080 thousand for the six months ended June 30, 2024 compared to $8,175 thousand for the six months ended June 30, 2023. The decrease was due to higher capital expenditures in 2023 related to investments to support future product development activities.

The Company expects to fund future cash flows used in investing activities with the financing raised through the Business Combination and available funds under the Convertible Term Loan. The Company estimates capital expenditures to be between $10 million and $20 million in 2024.

Financing Activities

Net cash used by financing activities was $927 thousand for the six months ended June 30, 2024 compared to an inflow of $2 thousand for the six months ended June 30, 2023. The $927 thousand cash outflow related to the repurchase of common stock to satisfy withholding taxes in connection with the vesting of restricted stock.

Critical Accounting Policies and Estimates

There have been no changes to the LiveWire’s critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2023.

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

New Accounting Standards Issued But Not Yet Adopted

For a discussion of recent accounting pronouncements, see Note 2, New Accounting Standards, in the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, the Company’s cash and cash equivalents amounted to $113,011 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities for the three and six months ended June 30, 2024.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended June 30, 2024:

2024 Fiscal Date of Vest	Total Number of Shares Repurchased	Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	28,754	$7.71	—	—

The LiveWire Group, Inc. 2022 Incentive Award Plan provides that the withholding obligations be settled by the Company retaining shares that are part of the award. During the second quarter of 2024, the Company retained 29 thousand shares of common stock to satisfy withholding taxes in connection with the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

LiveWire Group, Inc.

Date:	August 7, 2024	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer

Date:	August 7, 2024	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)