Form 10-Q
period 2024-09-30
LiveWire Group, Inc.
filed 2024-11-06
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at November 4, 2024: 203,250,248 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended September 30, 2024

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

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects on the Company’s future business of competition, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse; the possibility that the Company may be adversely affected by other economic, business and/or competitive factor publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements are made as of the date of the filing of this report November 6, 2024, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue, net	$4,445	$8,144	$15,872	$22,932
Costs and expenses:
Cost of goods sold (including related party amounts of $2,857 and $12,396 for three and nine months ended September 30, 2024, respectively, and $2,094 and $9,585 for three and nine months ended September 30, 2023, respectively; see Note 11)	5,965	7,052	23,301	23,516
Selling, administrative and engineering expense (including related party amounts of $2,756 and $8,241 for three and nine months ended September 30, 2024, respectively, and $3,338 and $11,527 for three and nine months ended September 30, 2023, respectively; see Note 11)	25,005	26,435	77,683	81,650
Total operating costs and expenses	30,970	33,487	100,984	105,166
Operating loss	(26,525)	(25,343)	(85,112)	(82,234)
Interest income	1,252	2,726	4,864	8,172
Change in fair value of warrant liabilities	2,581	8,038	9,131	(2,332)
Loss before income taxes	(22,692)	(14,579)	(71,117)	(76,394)
Income tax (benefit) provision	2	(1)	26	63
Net loss	(22,694)	(14,578)	(71,143)	(76,457)
Other comprehensive loss:
Foreign currency translation adjustments	5	(7)	(19)	(7)
Comprehensive loss	$(22,689)	$(14,585)	$(71,162)	$(76,464)

Net loss per share, basic and diluted (Note 5)	$(0.11)	$(0.07)	$(0.35)	$(0.38)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$88,442	$167,904
Accounts receivable, net	1,670	4,295
Accounts receivable from related party	541	3,402
Inventories, net	33,358	32,122
Other current assets	3,363	3,004
Total current assets	127,374	210,727
Property, plant and equipment, net	34,863	37,682
Goodwill	8,327	8,327
Deferred tax assets	6	4
Lease assets	965	1,868
Intangible assets, net	1,122	1,347
Other long-term assets	5,641	6,192
Total assets	$178,298	$266,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,865	$3,554
Accounts payable to related party	14,501	20,371
Accrued liabilities	19,064	21,189
Current portion of lease liabilities	512	1,152
Total current liabilities	35,942	46,266
Long-term portion of lease liabilities	491	792
Deferred tax liabilities	112	93
Warrant liabilities	3,188	12,319
Other long-term liabilities	908	814
Total liabilities	40,641	60,284
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 203,526 issued and 203,250 outstanding as of September 30, 2024 and 203,210 issued and 203,030 outstanding as of December 31, 2023	20	20
Treasury Stock, at cost: September 30, 2024 - 276 shares and December 31, 2023 - 180 shares	(2,896)	(1,969)
Additional paid-in-capital	343,666	339,783
Accumulated deficit	(203,131)	(131,988)
Accumulated other comprehensive (loss) income	(2)	17
Total shareholders' equity	137,657	205,863
Total liabilities and shareholders' equity	$178,298	$266,147
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(71,143)	$(76,457)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,737	2,814
Change in fair value of warrant liabilities	(9,131)	2,332
Stock compensation expense	3,883	6,566
Provision for doubtful accounts	25	45
Deferred income taxes	17	63
Inventory write-down	4,294	1,664
Cloud computing arrangements development costs	—	(470)
Other, net	(477)	(677)
Changes in current assets and liabilities:
Accounts receivable, net	2,600	(2,313)
Accounts receivable from related party	2,861	(128)
Inventories	(5,530)	(5,238)
Other current assets	(113)	2,679
Accounts payable and accrued liabilities	(1,143)	(2,149)
Accounts payable to related party	(5,870)	15,393
Net cash used by operating activities	(71,990)	(55,876)
Cash flows from investing activities:
Capital expenditures	(6,661)	(10,970)
Net cash used by investing activities	(6,661)	(10,970)
Cash flows from financing activities:
Proceeds received from exercise of warrants (Note 7)	—	1,554
Repurchase of common stock	(927)	—
Net cash provided (used) by financing activities	(927)	1,554
Effect of exchange rate changes on cash and cash equivalents	116	—
Net decrease in cash and cash equivalents	$(79,462)	$(65,292)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$167,904	$265,240
Net decrease in cash and cash equivalents	(79,462)	(65,292)
Cash and cash equivalents—end of period	$88,442	$199,948

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$(1,969)	$205,863
Net loss	—	—	—	(23,644)	—	—	(23,644)
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation expense	200	—	2,282	—	—	—	2,282
Repurchase of common stock	—	—	—	—	—	(706)	(706)
Balance, March 31, 2024	203,410	20	342,065	(155,632)	(1)	(2,675)	183,777
Net loss	—	—	—	(24,805)	—	—	(24,805)
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Share-based compensation expense	116	—	281	—	—	—	281
Repurchase of common stock	—	—	—	—	—	(221)	(221)
Balance, June 30, 2024	203,526	20	342,346	(180,437)	(7)	(2,896)	159,026
Net loss	—	—	—	(22,694)	—	—	(22,694)
Other comprehensive loss, net of tax	—	—	—	—	5	—	5
Share-based compensation expense	—	—	1,320	—	—	—	1,320
Balance, September 30, 2024	203,526	$20	$343,666	$(203,131)	$(2)	$(2,896)	$137,657

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$306,800
Net loss	—	—	—	(21,147)	—	—	(21,147)
Share-based compensation expense	6	—	1,824	—	—	—	1,824
Balance, March 31, 2023	202,409	20	331,042	(43,585)	—	—	287,477
Net loss	—	—	—	(40,732)	—	—	(40,732)
Share-based compensation expense	—	—	2,378	—	—	—	2,378
Shareholder warrants exercised	—	—	6	—	—	—	6
Balance, June 30, 2023	202,409	20	333,426	(84,317)	—	—	249,129
Net loss	—	—	—	(14,578)	—	—	(14,578)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Share-based compensation expense	—	—	2,364	—	—	—	2,364
Shareholder warrants exercised	135	—	1,630	—	—	—	1,630
Balance, September 30, 2023	202,544	$20	$337,420	$(98,895)	$(7)	$—	$238,538

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

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of September 30, 2024, the consolidated statements of operations and comprehensive loss and the consolidated statements of shareholders’ equity for the three and nine month periods ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine month periods ended September 30, 2024 and 2023.

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

2. New Accounting Standards

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance is effective for the fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will not affect the Company’s financial position or our results of operations but will result in additional disclosures for the 2024 annual disclosures and interim periods beginning in 2025.

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Electric Motorcycles
Electric motorcycles	$1,096	$1,156	$4,470	$3,248
Parts, accessories and apparel	113	182	413	334
	$1,209	$1,338	$4,883	$3,582
STACYC
Electric balance bikes	$2,398	$5,737	$7,938	$16,521
Parts, accessories and apparel	838	1,069	3,051	2,829
	$3,236	$6,806	$10,989	$19,350
Total Revenue, net	$4,445	$8,144	$15,872	$22,932

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

The Company offers sales incentive programs to independent dealers, distributors and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. During the first quarter of 2024, the Company revised its retail partner strategy in the Electric Motorcycles segment and introduced new incentives with its retail partners. During the third quarter of 2024, the Company introduced additional incentives. As a result of incentives in 2024, for the three and nine months ended September 30, 2024, the Company recorded $117 thousand and $579 thousand of adjustments, respectively, for variable consideration related to previously recognized sales. Adjustments for variable consideration related to previously recognized sales were not material for the three and nine months ended September 30, 2023.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment as necessary. The refund asset of $665 thousand and $299 thousand were included in Other current assets and the refund liability of $693 thousand and $327 thousand were included in Accrued liabilities in the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $205 thousand and $214 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $351 thousand and $245 thousand were included in Other long-term liabilities in the Company's Consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The Company expects to recognize $205 thousand included in Accrued Liabilities as of September 30, 2024 over the next twelve months. The Company expects to recognize $351 thousand included in Other long-term liabilities at September 30, 2024 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended September 30, 2024 and 2023 was $22 thousand and zero, respectively, and $109 thousand and $163 thousand in the nine months ended September 30, 2024 and 2023, respectively.

4. Income Taxes

The Company’s effective income tax rate was 0.0% and 0.1% for the nine months ended September 30, 2024 and 2023.

The Company’s effective tax rate for each period differs from the U.S. statutory rate of 21% as the Company is not recognizing an income tax benefit related to the losses generated in the U.S. as there is not sufficient positive evidence regarding the ability to realize the benefit of these losses.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(22,694)	$(14,578)	$(71,143)	$(76,457)

Basic weighted-average shares outstanding	203,250	202,529	203,174	202,448
Effect of dilutive securities – warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	203,250	202,529	203,174	202,448
Earnings per share (1):
Basic	$(0.11)	$(0.07)	$(0.35)	$(0.38)
Diluted	$(0.11)	$(0.07)	$(0.35)	$(0.38)

(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and nine months ended September 30, 2024, 1,841 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, 3,334 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2024 and 2023, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes. Inventories, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and work in process	$—	$486
Electric motorcycles and electric balance bikes	30,763	28,205
Parts and accessories and apparel	2,595	3,431
Inventories, net	$33,358	$32,122

Accrued liabilities primarily include accrued capital expenditures of $2,262 thousand, accrued payroll and employee benefits of $5,373 thousand, accrued engineering costs of $2,706 thousand, and accrued restructuring of $2,498 thousand as of September 30, 2024. Accrued liabilities primarily include accrued capital expenditures of $4,933 thousand, accrued payroll and employee benefits of $7,077 thousand, and accrued engineering costs of $5,215 thousand as of December 31, 2023.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of September 30, 2024 and December 31, 2023, respectively, and 10,500,000 Private Warrants outstanding as of September 30, 2024 and December 31, 2023.

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

During the three and nine months ended September 30, 2024, there were no redemptions or exercises of the Public Warrants or Private Warrants. There were no redemptions and exercises of 135 thousand of the Public Warrants during the three and nine months ended September 30, 2023. There were no exercises or redemptions of the Private Warrants during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, the Company recognized income of $2,581 thousand and $9,131 thousand respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2023, the Company recognized income of $8,038 thousand and expense of $2,332 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $3,188 thousand and $12,319 thousand as of September 30, 2024 and December 31, 2023, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$80,000	$—	$—	$80,000
Liabilities:
Public Warrants	$2,086	$—	$—	$2,086
Private Placement Warrants	—	1,102	—	1,102
Share-based awards settled in cash	333	—	—	333
	$2,419	$1,102	$—	$3,521

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$161,000	$—	$—	$161,000
Liabilities:
Public Warrants	$8,059	$—	$—	$8,059
Private Placement Warrants	—	4,260	—	4,260
Share-based awards settled in cash	1,268	—	—	1,268
	$9,327	$4,260	$—	$13,587

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance, beginning of period	$621	$562	$1,011	$566
Warranties issued during the period	104	55	385	160
Settlements made during the period	(119)	(99)	(600)	(205)
Recalls and changes to pre-existing warranty liabilities	351	—	161	(3)
Balance, end of period	$957	$518	$957	$518

The liability for recall campaigns included in the above table was $159 thousand and zero as of September 30, 2024 and December 31, 2023, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of September 30, 2024 and December 31, 2023.

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

11. Related Party Transactions

In connection with the Business Combination, the Company entered into a number of agreements with H-D to govern and provide a framework for the relationship between the parties going forward pursuant to which the Company and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the separation from H-D that resulted in related party transactions include the Transition Services Agreement, Master Services Agreement, Contract Manufacturing Agreement, Joint Development Agreement, and Tax Matters Agreement. Refer to Note 16, Related Party Transactions, of the consolidated financial statements in the Company’s 2023 Form 10-K for additional details on the agreements entered into by the Company as part of the Separation.
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three and nine months ended September 30, 2024, there are $2,857 thousand and $12,396 thousand, respectively, and for the three and nine months ended September 30, 2023, there are $2,094 thousand and $9,585 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D, for the three and nine months ended September 30, 2024, $2,853 thousand and $12,294 thousand, respectively, and for the three and nine months ended September 30, 2023, $2,028 thousand and $5,796 thousand, respectively, are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold. Also included in the total Cost of goods sold with H-D for the three and nine months ended September 30, 2023 is a provision of $40 thousand and $3,757 thousand, respectively, related to a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement.
Selling, administrative and engineering - During the three and nine months ended September 30, 2024 there are $2,756 thousand and $8,241 thousand, respectively, and for the three and nine months ended September 30, 2023 there were $3,338 thousand and $11,527 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of September 30, 2024 and December 31, 2023, there is $14,501 thousand and $20,371 thousand, respectively, due to H-D and presented as Accounts payable to related party on the Consolidated balance sheets. Of the amount outstanding to H-D, as of September 30, 2024 and December 31, 2023, $5,394 thousand and $10,020 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $2,729 thousand and $4,042 thousand, respectively, is associated with services under the various service agreements with H-D and $6,378 thousand and $6,309 thousand, respectively, is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of September 30, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.
Other transactions
Sales of electric motorcycles and related products to independent dealers and customers are primarily financed through Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the Consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of September 30, 2024 and December 31, 2023, there is $537 thousand and $3,351 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
During the three and nine months ended September 30, 2024, the Company recorded $7 thousand and $47 thousand, respectively, in related party sales between the Company and H-D with $4 thousand and $33 thousand, respectively, in Cost of goods sold. During the three and nine months ended September 30, 2023, the Company recorded $41 thousand and $51 thousand, respectively, in related party sales between the Company and H-D with $26 thousand and $33 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes to H-D. As of September 30, 2024 and December 31, 2023, there was $4 thousand and $51 thousand due from H-D, which is presented as Accounts receivable from related party on the Consolidated balance sheets, respectively.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. Additionally, on August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period which expired on September 26, 2024 and is now renewed on a month-to-month basis. On September 4, 2024, the Company entered into a lease agreement with H-D to sublease office space in California, which expires on October 31, 2027. These are classified as operating leases. As of September 30, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $211 thousand, $168 thousand, and $45 thousand, respectively. As of December 31, 2023, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the Consolidated balance sheets were $274 thousand, $162 thousand, and $112 thousand, respectively. In addition, the Company incurred $44 thousand and $130 thousand in rent expense during the three and nine months ended September 30, 2024, respectively, and the Company recorded $44 thousand and $132 thousand, during the three and nine months ended September 30, 2023, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.
In conjunction with the relocation of LiveWire labs from California, announced in the second quarter of 2024, the Company moved its equipment from LiveWire Labs to an H-D location in Milwaukee, Wisconsin in September 2024, where it is being stored until the Company and H-D finalize the terms of a lease for space in this building.

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

Selected segment information is set forth below (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Electric Motorcycles
Revenue, net	$1,209	$1,338	$4,883	$3,582
Cost of goods sold	3,701	2,917	15,928	11,449
Selling, administrative and engineering expense	22,523	24,162	69,773	74,541
Operating loss	(25,015)	(25,741)	(80,818)	(82,408)
STACYC
Revenue, net	3,236	6,806	10,989	19,350
Cost of goods sold	2,264	4,135	7,373	12,067
Selling, administrative and engineering expense	2,482	2,273	7,910	7,109
Operating income (loss)	(1,510)	398	(4,294)	174
Operating loss	$(26,525)	$(25,343)	$(85,112)	$(82,234)

Total assets for the Electric Motorcycles and STACYC segments were $150,109 thousand and $28,189 thousand, respectively, as of September 30, 2024 and $232,981 thousand and $33,166 thousand, respectively, as of December 31, 2023.

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

In conjunction with this plan, the Company recorded $673 thousand and $3,025 thousand of employee termination benefits, primarily severance, during the three and nine months ended September 30, 2024, respectively, within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycle segment. Of these amounts, $673 thousand and $1,797 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) for the three and nine months ended September 30, 2024, respectively, and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712, Compensation – Nonretirement Postemployment Benefits (“ASC 712”). During the three and nine months ended September 30, 2024, cash payments of $1,563 thousand and $2,020 thousand were made related to this plan. Additionally, the Company incurred $552 thousand and $744 thousand of expenses for the three and nine months ended September 30, 2024 related to employee relocation and equipment move costs in conjunction with these actions, which was recorded within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycles segment. Of this amount, $54 thousand and $151 thousand was paid within the three and nine months ended September 30, 2024, respectively.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. In conjunction with this reorganization, the Company recorded $900 thousand of employee termination benefits, primarily severance, during the three and nine months ended September 30, 2024, of which none was paid as of September 30, 2024. This amount was recorded within the Electric Motorcycles segment and presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss. Of this amount, $405 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712.

The Company recognized a reduction in stock compensation expense of $730 thousand and $3,024 thousand in the three and nine months ended September 30, 2024, respectively, resulting from forfeitures of awards related to employees who terminated during the second and third quarters of 2024 resulting from the above actions. The Company also recorded $401 thousand and $863 thousand of accelerated depreciation related to LiveWire Labs leasehold improvements resulting from the move from Mountain View, California to Milwaukee, Wisconsin in the three and nine months ended September 30, 2024, respectively. These amounts were recorded within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycles segment.

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2023	$—	$—	$—
Reserve Established	—	—	—
Utilization of reserve:
Payments	—	—	—
Balance at March 31, 2024	$—	$—	$—
Reserve Established	2,352	192	2,544
Utilization of reserve:
Payments	(457)	(97)	(554)
Balance at June 30, 2024	$1,895	$95	$1,990
Reserve Established	1,573	552	2,125
Utilization of reserve:
Payments	(1,563)	(54)	(1,617)
Balance at September 30, 2024	$1,905	$593	$2,498

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

For the three months ended September 30, 2024, the Company’s net loss was $22,694 thousand compared to $14,578 thousand for the three months ended September 30, 2023, and was $71,143 thousand for the nine months ended September 30, 2024 compared to $76,457 thousand for the nine months ended September 30, 2023. The Company’s net losses reflect the early-stage nature of the Company’s business. The increase in net loss of $8,116 thousand and the decrease in net loss of $5,314 thousand for three and nine months ended September 30, 2024, respectively, reflect the segment results and changes in interest income and the fair value of warrants discussed below.

For the three months ended September 30, 2024, the Electric Motorcycles segment operating loss was $25,015 thousand, compared to an operating loss of $25,741 thousand for the three months ended September 30, 2023, and was an operating loss of $80,818 thousand for the nine months ended September 30, 2024 compared to an operating loss of $82,408 thousand for the nine months ended September 30, 2023. Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $726 thousand and $1,590 thousand for three and nine months ended September 30, 2024, respectively.

For the three months ended September 30, 2024, the STACYC segment operating loss was $1,510 thousand, as compared to operating income of $398 thousand for the three months ended September 30, 2023, and was an operating loss of $4,294 thousand for the nine months ended September 30, 2024 compared to operating income of $174 thousand for the nine months ended September 30, 2023. Refer to the STACYC segment analysis below for further discussion on the increase in operating loss of $1,908 thousand and $4,468 thousand for three and nine months ended September 30, 2024, respectively.

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

Under this plan, the Company recorded $1,225 thousand and $3,769 thousand of expense in the three and nine months ended September 30, 2024, respectively, related to employee termination benefits and other costs, of which $1,617 thousand and $2,171 thousand was paid in cash during the three and nine months ended September 30, 2024, respectively.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. In conjunction with this reorganization, the Company recorded $900 thousand of employee termination benefits, primarily severance, during the three and nine months ended September 30, 2024, of which none was paid as of September 30, 2024.

The Company also recognized a noncash reduction in stock compensation expense of $730 thousand and $3,024 thousand during the three and nine months ended September 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second and third quarters of 2024 as a result of the above actions. The Company also recorded $401 thousand and $863 thousand of accelerated depreciation related to LiveWire Labs leasehold improvements resulting from the move from Mountain View, California to Milwaukee, Wisconsin during the three and nine months ended September 30, 2024.

Effective November 5, 2024, the Company’s go-to-market strategy in Europe changed from selling direct to customers through international partners to selling at wholesale to independent dealers. Management believes this change will allow the Company to leverage the business practices and expertise of the dealer network in each region to further grow the business and increase unit sales in Europe. This change also aligns the business model in Europe to the business model in the United States. As of September 30, 2024, the Company had 48 international partners. Through the current date, seven of the Company’s prior international partners in Europe have committed to continuing to be a retail partner of LiveWire and being part of the LiveWire wholesale dealer network going forward. Additionally, three new international partners have committed to being part of the LiveWire wholesale dealer network.

On November 5, 2024, the Company announced a non-binding Memorandum of Understanding with Kwang Yang Motor Co., KTD. and its relevant subsidiaries (“KYMCO”) to collaborate on a new Electric Vehicle maxi-scooter project.

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

2024 Outlook

For the remainder of 2024, LiveWire's focus continues to be on cost improvements, future additional models on the S2 platform, product innovation and development, and aligning its go-to-market strategy globally.

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

The following table details the key business metric amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Wholesale Motorcycle Unit Sales	77	11	280	65
Company Retail Motorcycle Unit Sales	22	39	94	81
Total LiveWire Motorcycle Unit Sales	99	50	374	146

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)	22	39	94	81
Independent Retail Partners (2)	104	20	348	94
Total Retail Motorcycle Unit Sales	126	59	442	175

Electric Balance Bike Unit Sales:
US	3,235	4,912	9,369	16,069
International	207	2,319	830	7,596
Total Electric Balance Bike Unit Sales	3,442	7,231	10,199	23,665
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

The following table details the number of retail partners:

	As of	As of
	September 30, 2024	December 31, 2023
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners	118	126
Total Electric Motorcycles Retail Partners	119	127

STACYC
Independent Retail Partners:
U.S.	2,013	1,975
International	150	137
Total STACYC Independent Retail Partners	2,163	2,112
The Electric Motorcycles independent retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of September 30, 2024 and December 31, 2023, this total includes 2 and 4 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities.
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

Results of Operations

The following table presents consolidated results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Operating loss from Electric Motorcycles	$(25,015)	$(25,741)	$726	(2.8)%
Operating income (loss) from STACYC	(1,510)	398	(1,908)	(479.4)%
Operating loss	(26,525)	(25,343)	(1,182)	4.7%
Interest income	1,252	2,726	(1,474)	(54.1)%
Change in fair value of warrant liabilities	2,581	8,038	(5,457)	(67.9)%
Loss before income taxes	(22,692)	(14,579)	(8,113)	55.6%
Income tax (benefit) provision	2	(1)	3	(300.0)%
Net loss	(22,694)	(14,578)	(8,116)	55.7%
Other comprehensive loss:
Foreign currency translation adjustments	5	(7)	12	(171.4)%
Comprehensive loss	$(22,689)	$(14,585)	$(8,104)	55.6%
Net loss per share, basic and diluted	$(0.11)	$(0.07)	$(0.04)	57.1%

Operating Income (Loss)

The Company reported an operating loss of $26,525 thousand for the three months ended September 30, 2024 compared to an operating loss of $25,343 thousand for the three months ended September 30, 2023. The Electric Motorcycles segment reported an operating loss of $25,015 thousand for the three months ended September 30, 2024, as compared to an operating loss of $25,741 thousand for the three months ended September 30, 2023. The STACYC segment reported operating loss of $1,510 thousand for the three months ended September 30, 2024, compared to operating income of $398 thousand for the three months ended September 30, 2023. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income (Expense)

Interest income for the three months ended September 30, 2024 was $1,252 thousand, as compared to interest income of $2,726 thousand for the three months ended September 30, 2023. The decrease was primarily driven by the decrease in the balance of money market funds at September 30, 2024 as compared to the prior year. The Company had investments of $80,000 thousand and $197,000 thousand in money market funds as of September 30, 2024 and September 30, 2023, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2024 was income of $2,581 thousand, as compared to income of $8,038 thousand for the three months ended September 30, 2023. The income recognized was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants during the three months ended September 30, 2024 and 2023. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax provision for the three months ended September 30, 2024 was $2 thousand, as compared to a benefit of $1 thousand for the three months ended September 30, 2023. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue:
Electric motorcycles	$1,096	$1,156	$(60)	(5.2)%
Parts, accessories and apparel	113	182	(69)	(37.9)%
Revenue, net	1,209	1,338	(129)	(9.6)%
Cost of goods sold	3,701	2,917	784	26.9%
Gross profit	(2,492)	(1,579)	(913)	57.8%
Operating expenses:
Selling, administrative and engineering expense	22,523	24,162	(1,639)	(6.8)%
Operating loss	$(25,015)	$(25,741)	$726	(2.8)%

Revenue

Revenue for the three months ended September 30, 2024 decreased by $129 thousand, or 9.6%, to $1,209 thousand from $1,338 thousand for the three months ended September 30, 2023. Unit sales increased by 98.0% from 50 units in 2023 to 99 units in 2024 driven by more products in the market. The Company has three bike models in the market as of September 30, 2024 as compared to two bike models in market at September 30, 2023. The impact on revenue of the increased unit sales in the three months ended September 30, 2024 was offset by a reduction in revenue of $725 thousand resulting from product mix due to the S2 Del Mar and Mulholland having lower selling prices than LiveWire ONE and $513 thousand related to the reserve for estimated future returns.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 increased by $784 thousand, or 26.9%, to $3,701 thousand from $2,917 thousand for the three months ended September 30, 2023. Cost of sales for the three months ended September 30, 2024 increased over the three months ended September 30, 2023 due to increased sales units as discussed above, higher net realizable value adjustments of $468 thousand, and increased depreciation expense of $341 thousand.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2024 decreased by $1,639 thousand, or 6.8%, to $22,523 thousand from $24,162 thousand for the three months ended September 30, 2023. The decrease was due to a reduction in product development expenses of $1,587 thousand in the current year as 2023 included increased expenses related to the initial development of the S2 platform. Additionally, the Company continues to focus on cost reduction activities in 2024, including decreases of $1,577 thousand in personnel costs in the third quarter of 2024 compared to the third quarter of 2023 primarily from headcount reductions in 2024, and $344 thousand from reductions in insurance premiums. These decreases were offset by an increase in depreciation expense of $706 thousand, including $401 thousand related to accelerated depreciation on leasehold improvements related to LiveWire Labs resulting from the planned move from Mountain View, California to Milwaukee, Wisconsin. As discussed above, related to the move of LiveWire Labs as well as the Company’s plan to streamline headcount announced in the second quarter of 2024, and additional headcount reductions initiated in the third quarter of 2024, the Company recorded $2,125 thousand of expense in the three months ended September 30, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $730 thousand during the three months ended September 30, 2024 resulting from forfeitures of awards related to employees who terminated during the third quarter 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue:
Electric balance bikes	$2,398	$5,737	$(3,339)	(58.2)%
Parts, accessories and apparel	838	1,069	(231)	(21.6)%
Revenue, net	3,236	6,806	(3,570)	(52.5)%
Cost of goods sold	2,264	4,135	(1,871)	(45.2)%
Gross profit	972	2,671	(1,699)	(63.6)%
Operating expenses:
Selling, administrative and engineering expense	2,482	2,273	209	9.2%
Operating income (loss)	$(1,510)	$398	$(1,908)	(479.4)%

Revenue

Revenue for the three months ended September 30, 2024 decreased by $3,570 thousand, or 52.5%, to $3,236 thousand from $6,806 thousand for the three months ended September 30, 2023. The decrease in revenue of $3,570 thousand was driven by a $3,043 thousand reduction in electric balance bikes revenue due to lower shipment volumes primarily to our independent distributors, a decrease of $231 thousand in parts, accessories and apparel revenue, and a $296 thousand reduction due to pricing in the three months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 decreased by $1,871 thousand, or 45.2%, to $2,264 thousand from $4,135 thousand for the three months ended September 30, 2023. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2024 increased by $209 thousand, or 9.2%, to $2,482 thousand from $2,273 thousand for the three months ended September 30, 2023. The increase was primarily due to increased research and development costs relating to new product development of $312 thousand offset by decreased sales commissions and depreciation and amortization in the three months ended September 30, 2024.

Results of Operations

The following table presents consolidated results of operations for the nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Operating loss from Electric Motorcycles	$(80,818)	$(82,408)	$1,590	(1.9)%
Operating income (loss) from STACYC	(4,294)	174	(4,468)	(2567.8)%
Operating loss	(85,112)	(82,234)	(2,878)	3.5%
Interest income	4,864	8,172	(3,308)	(40.5)%
Change in fair value of warrant liabilities	9,131	(2,332)	11,463	(491.6)%
Loss before income taxes	(71,117)	(76,394)	5,277	(6.9)%
Income tax provision	26	63	(37)	(58.7)%
Net loss	(71,143)	(76,457)	$5,314	(7.0)%
Other comprehensive loss:
Foreign currency translation adjustments	(19)	(7)	(12)	171.4%
Comprehensive loss	$(71,162)	$(76,464)	$5,302	(6.9)%
Net loss per share, basic and diluted	$(0.35)	$(0.38)	$(0.03)	7.9%

Operating Income (Loss)

The Company reported an operating loss of $85,112 thousand for the nine months ended September 30, 2024 compared to an operating loss of $82,234 thousand for the nine months ended September 30, 2023. The Electric Motorcycles segment reported an operating loss of $80,818 thousand for the nine months ended September 30, 2024, as compared to an operating loss of $82,408 thousand for the nine months ended September 30, 2023. The STACYC segment reported an operating loss of $4,294 thousand for the nine months ended September 30, 2024, compared to operating income of $174 thousand for the nine months ended September 30, 2023. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income (Expense)

Interest income for the nine months ended September 30, 2024 was $4,864 thousand compared to interest income of $8,172 thousand for the nine months ended September 30, 2023. The change was primarily driven by interest income earned on money market fund investments entered into using funds from the Business Combination. The Company had an investment of $80,000 thousand in money market funds as of September 30, 2024 and $197,000 thousand as of September 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2024 was income of $9,131 thousand, as compared to an expense of $2,332 thousand for the nine months ended September 30, 2023. The income recognized was due to the decrease in the estimated fair value of the warrants during the nine months ended September 30, 2024 and the expense recognized for the nine months ended September 30, 2023 was due to the increase in estimated fair value due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax provision for the nine months ended September 30, 2024 was $26 thousand, as compared to $63 thousand for the nine months ended September 30, 2023. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the nine months ended September 30, 2024 and nine months ended September 30, 2023 (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue:
Electric motorcycles	$4,470	$3,248	$1,222	37.6%
Parts, accessories and apparel	413	334	79	23.7%
Revenue, net	4,883	3,582	1,301	36.3%
Cost of goods sold	15,928	11,449	4,479	39.1%
Gross profit	(11,045)	(7,867)	(3,178)	40.4%
Operating expenses:
Selling, administrative and engineering expense	69,773	74,541	(4,768)	(6.4)%
Operating loss	$(80,818)	$(82,408)	$1,590	(1.9)%

Revenue

Revenue for the nine months ended September 30, 2024 increased by $1,301 thousand, or 36.3%, to $4,883 thousand from $3,582 thousand for the nine months ended September 30, 2023. Unit sales increased by 156.2% from 146 units in 2023 to 374 units in 2024 driven by more products in the market. The Company has three bike models in the market as of September 30, 2024 as compared to two bikes in the market at September 30, 2023. The impact on revenue of the increased unit sales for the nine months ended September 30, 2024 was offset by a reduction in revenue of $2,249 thousand resulting from product mix due to the S2 Del Mar and Mulholland having lower selling prices than LiveWire ONE and $809 thousand resulting from the impact of new incentives associated with the revised strategy with our retail partners implemented in 2024 and other incentives, including additional incentives announced in the nine months ended September 30, 2024, and $642 thousand related to the impact of returns reserve recorded in the nine months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 increased by $4,479 thousand, or 39.1%, to $15,928 thousand from $11,449 thousand for the nine months ended September 30, 2023. The increase was primarily due to higher shipments of electric motorcycles, in alignment with the increased revenue described above, higher net realizable value adjustments of $2,530 thousand, and increased depreciation expense of $1,540 thousand. These increases were offset by the non-recurrence of a $3,757 thousand provision for a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement recorded in the nine months ended September 30, 2023.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2024 decreased by $4,768 thousand, or 6.4%, to $69,773 thousand from $74,541 thousand for the nine months ended September 30, 2023. The decrease was due to a decrease in product development expense of $6,221 thousand in the current year as 2023 included increased expenses related to the initial development of the S2 platform. Additionally, the Company continues to focus on cost reduction activities in 2024, including decreases of $1,938 thousand in personnel costs in the third quarter of 2023 primarily from headcount reductions in 2024, and $846 thousand from reductions in insurance premiums. These decreases were offset by an increase in depreciation expense of $2,786 thousand, including $863 thousand related to accelerated depreciation on leasehold improvements related to LiveWire Labs resulting from the planned move from Mountain View, California to Milwaukee, Wisconsin. As discussed above, related to the planned move of LiveWire Labs as well as the Company’s plan to streamline headcount, the Company recorded $4,669 thousand of expense in the nine months ended September 30, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $3,024 thousand during the nine months ended September 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second and third quarters of 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the nine months ended September 30, 2024 and nine months ended September 30, 2023 (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Revenue:
Electric balance bikes	$7,938	$16,521	$(8,583)	(52.0)%
Parts, accessories and apparel	3,051	2,829	222	7.8%
Revenue, net	10,989	19,350	(8,361)	(43.2)%
Cost of goods sold	7,373	12,067	(4,694)	(38.9)%
Gross profit	3,616	7,283	(3,667)	(50.4)%
Operating expenses:
Selling, administrative and engineering expense	7,910	7,109	801	11.3%
Operating income (loss)	$(4,294)	$174	$(4,468)	(2,567.8)%

Revenue

Revenue for the nine months ended September 30, 2024 decreased by $8,361 thousand, or 43.2%, to $10,989 thousand from $19,350 thousand for the nine months ended September 30, 2023. The decrease in revenue of $8,361 thousand was driven by a $8,025 thousand reduction in electric balance bikes revenue due to lower shipment volumes primarily to our independent distributors and a $558 thousand reduction due to pricing in the nine months ended September 30, 2024. This decrease was offset by a $222 thousand increase in parts, accessories and apparel revenue due primarily to increased battery and replacement part sales in the nine months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 decreased by $4,694 thousand, or 38.9%, to $7,373 thousand from $12,067 thousand for the nine months ended September 30, 2023. The decrease was primarily due to lower shipment volumes, in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2024 increased by $801 thousand, or 11.3%, to $7,910 thousand from $7,109 thousand for the nine months ended September 30, 2023. The increase was primarily due to increased research and development costs related to new product development of $723 thousand, increased personnel costs of $439 thousand, offset by decreased marketing expense of $281 thousand, and decreased depreciation and amortization of $122 thousand in the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, LiveWire’s cash and cash equivalents were $88,442 thousand and $167,904 thousand, respectively.

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

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of September 30, 2024, the reported sales price of Common Stock was $6.10 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of September 30, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

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

The Company’s material contractual operating cash commitments at September 30, 2024 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2025.

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

Under this plan, the Company recorded $1,225 thousand and $3,769 thousand of expense in the three and nine months ended September 30, 2024, respectively, related to employee termination benefits and other costs, of which $1,617 thousand and $2,171 thousand was paid in cash during the three and nine months ended September 30, 2024, respectively.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. In conjunction with this reorganization, the Company recorded $900 thousand of employee termination benefits, primarily severance, during the three and nine months ended September 30, 2024, of which none was paid as of September 30, 2024.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Net cash used by operating activities	$(71,990)	$(55,876)
Net cash used by investing activities	(6,661)	(10,970)
Net cash provided (used) by financing activities	(927)	1,554
Effect of exchange rate changes on cash and cash equivalents	116	—
Net change in cash and cash equivalents	$(79,462)	$(65,292)

The overall decrease in cash during the nine months ended September 30, 2024 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the nine months ended September 30, 2024 and 2023. Net cash used by operating activities increased by $16,114 thousand to $71,990 thousand for the nine months ended September 30, 2024 compared to $55,876 thousand for the nine months ended September 30, 2023. The increase in negative cash flow from operating activities was primarily driven by unfavorable changes in Accounts payable to related party and Other current assets offset by favorable changes in Accounts receivable, net, Account receivable from related party, and Accounts payable and accrued liabilities.

Investing Activities

Net cash used by investing activities decreased by $4,309 thousand to $6,661 thousand for the nine months ended September 30, 2024 compared to $10,970 thousand for the nine months ended September 30, 2023. The decrease was due to higher capital expenditures in 2023 related to investments to support future product development activities.

The Company expects to fund future cash flows used in investing activities with its current cash on hand, including the financing raised through the Business Combination, and available funds under the Convertible Term Loan. The Company estimates capital expenditures to be between $8 million and $15 million in 2024.

Financing Activities

Net cash used by financing activities decreased by $2,481 thousand to an outflow $927 thousand for the nine months ended September 30, 2024 compared to an inflow of $1,554 thousand for the nine months ended September 30, 2023. The $927 thousand cash outflow related to the repurchase of common stock to satisfy withholding taxes in connection with the vesting of restricted stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, the Company’s cash and cash equivalents amounted to $88,442 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of accounts receivable. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations and requiring collateral to secure amounts owed to the Company by its customers, each when deemed necessary.

Inflationary factors, such as cost increases for logistics, manufacturing, raw materials and purchased components, may adversely affect the Company’s operating results. Although the Company does not believe inflation has had a material impact on its financial condition given its lower production volumes, a high rate of inflation in the future may have an adverse effect on the Company’s ability to improve its gross margin or decrease its operating expenses as a percentage of its revenues if the selling prices of its products do not increase as much or more than its increase in costs.

The Company may also be exposed to possible disruption of supply or shortage of materials, in particular for lithium-ion battery cells and key semiconductor chip components necessary for electric vehicles, and any inability to purchase raw materials and components could negatively impact the Company’s operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, Commitments and Contingencies, to the Notes to consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or anticipated future, results of operation and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" of the 2023 Annual Report on Form 10-K for the year ended December 31, 2023. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, results of operations, financial condition, and the price of the Common Stock. Other than the risk factor set forth below, there have been no material changes to the principal risks that the Company believes are material to the Company’s business, results of operations, and financial condition from those included in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

If retail partners are unwilling to participate in our go-to-market business model or are unable or ineffective in establishing or maintaining relationships with customers for electric vehicles, it may adversely impact our business.

We employ a go-to-market business model whereby our revenue is generated primarily by selling at wholesale to a network of independent dealers, which are largely drawn from H-D’s traditional motorcycle dealer network, while we also seek to develop new retail partners. We depend on the capability of these retail partners to develop and implement effective retail sales plans to create demand among retail purchasers for our electric vehicles and related products and services that the retail partners may purchase from us. We provide our retail partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. If our retail partners are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our retail partners’ ability to develop, maintain and strengthen their relationships with customers for electric vehicles will depend heavily on our ability to provide high-quality electric vehicles and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The electric vehicle industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our relationship with customers. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results could be materially and adversely impacted.

Some of these retail partners may also market, sell and support offerings that may be competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings or may have incentives to promote other offerings to the detriment of our own. Our retail partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our retail partners misrepresents the functionality of our electric vehicles to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our retail partners, identifying additional retail partners, including in new markets, and training our retail partners to independently sell our electric vehicles. For example, we recently changed our go-to-market strategy in Europe from selling direct to customers through international partners to selling at wholesale to independent dealers. If our current retail partners in Europe do not commit to our new go-to-market strategy by continuing to be a part of our network going forward, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality retail partners in each of the regions in which we sell our electric vehicles and keep them motivated to sell our electric vehicles, our business, prospects, financial condition and operating results could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities for the three and nine months ended September 30, 2024.

Purchases of Equity Securities

The LiveWire Group, Inc. 2022 Incentive Award Plan provides that the withholding obligations be settled by the Company retaining shares that are part of the award. During the third quarter of 2024, there were no shares of common stock retained to satisfy withholding taxes in connection with the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

LiveWire Group, Inc.

Date:	November 6, 2024	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer

Date:	November 6, 2024	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)