Form 10-K
period 2024-12-31
LiveWire Group, Inc.
filed 2025-02-21
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates on June 30, 2024 of the registrant based on the closing price of $7.66 per share was $171,000,000.
Number of shares of the registrant’s common stock outstanding at February 19, 2025: 203,474,743 shares
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on or about May 14, 2025, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

LiveWire Group, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2024

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “commits,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to our climate commitment, and our objectives for future operations.

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2024. The forward-looking statements are made as of the date of the filing of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

The Company assessed that it has two reportable segments based upon how management reviews the operations of the business: Electric Motorcycles (“Electric Motorcycles”) and STACYC (“STACYC”). The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells electric motorcycle parts, accessories, and apparel. Electric motorcycles are sold at wholesale to a network of independent dealers and retailers, at retail through a Company-owned dealership, and through online sales. The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids, and related parts and accessories. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

Vision and Growth Strategy

LiveWire’s vision is to lead the next generation of motorcycling with products that combine the experience of electric powertrains with the soulful connection that comes from riding a motorcycle. The underpinning strategy is to accelerate the electric vehicle transformation of the two-wheel industry while building a leadership position in the market. Directing the shift to electric vehicles is a mission-driven leadership team with the competitive advantages of strategic partnerships with H-D and the KYMCO Group and having a pipeline of future products for both Electric Motorcycles and STACYC segments.

LiveWire’s Strategic Priorities

Lead in Electric and the Transformation of Motorcycling - The electric vehicle market will include both established manufacturers and new entrants. To establish market share and scale our business, LiveWire plans to continue building global distribution capabilities and make investments in research and development for the commercialization of future generations of LiveWire electric motorcycles, related technologies and other products.

Capture Global Share of the Electric Motorcycle Market - LiveWire strategically selects our retail partners based upon their commitment to electric, location and capabilities to support the electric vehicle capture. Our 2025 priority markets include the United States, Canada and leading countries in Europe such as Germany, France, Switzerland, the Netherlands, the United Kingdom, Spain, and Italy.

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

In addition to the network of retail partners, LiveWire is currently making investments to provide potential customers with other opportunities to engage with the LiveWire brand and try LiveWire products. Our location in Malibu, California opened in

February 2022, giving riders an additional venue to experience the LiveWire brand. In August 2023, we added another location in Los Angeles, California to provide riders with the opportunity to experience the LiveWire brand.

Share the Love of Riding - STACYC’s mission has been to Share the Love of Riding, designing and selling electric stability bikes for kids, enabling the development of their skillset and powering their journey to independence on two wheels while preparing them to become the next generation of riders. STACYC’s current portfolio includes four sizes of product for kids ages 3 to 12. The Company sells through powersports dealers, in addition to digital channels, while leveraging licensing deals with traditional powersport Original Equipment Manufacturers (“OEM”) to increase reach and scale.

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

H-D is one of the most recognized motorcycle brands in the world, with capabilities to design, develop, manufacture, market and distribute vehicles to major markets around the globe. Beyond the various service agreements tied to the Separation (as defined below), LiveWire intends to leverage H-D’s capabilities in two key areas: technical and other services and contract manufacturing.

The KYMCO Group sells a globally recognized brand of scooters, motorcycles and side-by-side ATVs. The KYMCO Group goes to market with a sales footprint covering over 100 countries, including a growing subset of electric vehicle-specific distribution points. In addition to core sales activities of the KYMCO Group brand, it is a trusted design and manufacturing partner to other premium two-wheel original equipment manufacturers. On November 5, 2024, LiveWire announced a non-binding Memorandum of Understanding with Kwang Yang Motor Co., LTD. and its relevant subsidiaries (“KYMCO”) to collaborate on a new electric maxi-scooter project.

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
Transition Services Agreement
On September 26, 2022, we entered into a Transition Services Agreement with H-D (the “Transition Services Agreement”) pursuant to which H-D provided to us various services and support on a transitional basis to allow LiveWire to develop the capability to support ourselves or to engage a third-party provider to provide those services and support.

The charges for the services were on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services). The services generally commenced on the date of the Separation and were intended to terminate between six and twelve months of the date of the Separation, with the option to extend or convert the services to longer term under the Master Service Agreement. All services under the Transition Services Agreement have either terminated or have been included in the Master Services Agreement executed on December 23, 2024 and effective on January 1, 2025 discussed below.

Master Services Agreement

On September 26, 2022, we entered into a master services agreement with H-D pursuant to which H-D provided us with certain services that we did not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, safety investigation, and marketing vehicle and fleet center, as we may request from time to time. On December 23, 2024, we entered into a new Master Services Agreement (the “Master Services Agreement”) with H-D. The Master Services Agreement became effective on January 1, 2025, and terminated the master services agreement, dated September 22, 2022, between LiveWire and H-D. Pursuant to the Master Services Agreement, H-D will continue to provide LiveWire with certain services that LiveWire determined would be better outsourced at this time, including services that support testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, and other corporate support services. The new Master Services Agreement incorporates a subset of support services previously provided under the now expired Transition Services Agreement including services where LiveWire utilizes H-D’s subject matter experts for targeted guidance or allow LiveWire to leverage H-D’s systems or equipment for cost savings purposes. The Master Services Agreement contemplates that each of the services shall be provided to LiveWire as detailed under the terms of the Master Services Agreement and the exhibit thereto or as set forth in a separate, mutually agreed upon letter agreement. The Master Services Agreement also provides that any service or project not contemplated by the Master Services Agreement will be set forth in a separate, mutually agreed upon side letter or letter agreement, and any fee for such service or project will be separate than the fee provided for in the Master Services Agreement. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any related letter agreement for additional services may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year upon 180 days written notice, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services will be a flat monthly fee representing cost plus a markup. A joint steering committee composed of senior executives and/or designees of each party will meet annually to formulate a forecast and plan for LiveWire’s anticipated service needs, as well as adjust the monthly fee as appropriate, and will oversee the progress of the services and address any disputes.
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

Beginning for calendar year 2026, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up of H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.
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

Trademark License Agreement

On September 26, 2022, we entered into a Trademark License Agreement with H-D (the “Trademark License Agreement”) pursuant to which H-D granted to us a royalty-free license to use certain H-D trademarks with respect to our products. The Trademark License Agreement automatically renewed on September 26, 2024 and automatically renews for successive two-year periods unless either party gives notice of non-renewal at least 60 days prior to the end of the then-current term. H-D may terminate the agreement earlier upon our breach under certain circumstances, our bankruptcy or insolvency, or our unpermitted assignment of the agreement.

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

Tax Matters Agreement

On September 26, 2022, LiveWire entered into a Tax Matters Agreement with H-D (the “Tax Matters Agreement”). The Tax Matters Agreement sets forth the principles and responsibilities regarding the allocation of taxes, adjustments with respect to taxes, preparation of tax returns, tax audits and certain other tax matters that affect LiveWire and H-D in the event LiveWire or any of its subsidiaries are members of any of H-D’s consolidated, combined, unitary and other similar groups for federal, state or local income tax purposes (or LiveWire has certain income, gain, loss and deduction included in the tax returns of such groups). LiveWire and its subsidiaries are currently members of H-D’s consolidated, combined, unitary and other similar groups for federal, state and local income tax purposes.

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

Electric Motorcycles Segment

The Electric Motorcycles segment focuses on the development and sales of electric motorcycles as well as parts, accessories, and apparel. Electric motorcycles are sold by combining both digital and physical touchpoints to a network of independent dealers, at retail direct to consumers through a Company-owned dealership, and online sales. Prior to November 5, 2024, the Company’s products were sold at retail through select international partners primarily in Europe.

Electric Motorcycles segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2024	2023	2022
Electric motorcycles	$7,644	$11,087	$13,171
Parts, accessories and apparel	737	461	828
Revenue, net	$8,381	$11,548	$13,999

Electric Motorcycles – The Electric Motorcycles segment sells electric powered motorcycles under the LiveWire brand. LiveWire launched the LiveWire ONE model in July 2021. The electric motorcycles are developed in accordance with a set of proprietary design principles that elevate the brand, deliver differentiated riding experiences and bring emotion to electric propulsion. Starting from the LiveWire ONE, the portfolio will expand on our ARROW architecture. This approach establishes a path to grow the product set, beginning with the System2 (“S2”) Del Mar®, to meet a broad set of segments and price points. ARROW was developed in-house to take advantage of the benefits of scalable, modular architectures across the electric vehicle, electric vehicle systems and software. ARROW is an integrated vehicle architecture, utilizing the battery pack and motor as the primary vehicle structure to deliver simple, elegant lightweight designs.

The software backbone that supports every LiveWire S2 electric motorcycle is developed ground-up to maximize efficiency and performance, integrating all electric vehicle systems and vehicle functions. The electric motorcycle connects to the cloud through a telematics control unit (“TCU”) with built-in cellular connectivity. The connection enables remote monitoring of the vehicle, with status data including charge, range and tamper alerts. The LiveWire app allows riders to interact with the electric motorcycle, delivering maps, audio and ride planning via an integrated user profile. Our S2 mobile app remotely bridges the rider to the bike using built-in cellular connectivity and GPS, providing status, notifications, and alerts. In combination with the cloud system and the TCU, the mobile app enables an ecosystem of services provided to LiveWire electric motorcycle riders

Our Firmware Over the Air (“FOTA”) allows for continual upgrades and refinements to the electric motorcycle in the field, greatly reducing the need and inconvenience for service or repair appointments for setting or software updates. With FOTA-enabled electronic control units on the vehicle, each subsystem becomes remotely addressable and updatable. In addition to the benefits to the Electric Motorcycles segment as the original equipment manufacturers, FOTA capability enables remote updates to bring the rider new features, functionality and enhancements as they are developed to continually improve the LiveWire electric motorcycle riding and ownership experience.

Industry – The relevant internal combustion engine (“ICE”) and electric vehicle markets for the Electric Motorcycles segment include:
•Small and large scooters
•Light, medium and heavy weight motorcycles
•Three-wheeled motorcycles and automobiles
•Side-by-side ATVs and four-wheelers

Competition – The Electric Motorcycles segment expects competition from two primary segments:
•Leading ICE-focused motorcycle companies: These incumbent motorcycle companies have the ability to scale manufacturing and leverage global distribution capabilities. Several of these companies have begun to enter the electric motorcycle market through the release or public announcement and planned release of electric motorcycles or scooters.
•Small scale electric mobility companies: These start-ups and smaller companies may have products in the market today, but typically lack the global manufacturing and distribution capabilities of the major ICE players.

While we expect competition to grow in the market as competitors invest in the total addressable electric two-wheel market, we believe the Electric Motorcycles segment is primarily positioned with the combination of technology, manufacturing, and market position to lead the growing electric motorcycle market.

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

Electric Motorcycle Manufacturing – The Electric Motorcycles segment leverages its strategic partners to enable an asset-light approach which allows the business to scale with less investment than would be necessary if it had its own manufacturing operations. The Electric Motorcycles segment purchases electric motorcycles from H-D through the Contract Manufacturing Agreement. With the introduction of the S2 platform, LiveWire powertrains are assembled in H-D’s Powertrain Operations in Menomonee Falls, Wisconsin, and overall vehicle assembly will continue to be in the York facility. On November 5, 2024, LiveWire announced a non-binding Memorandum of Understanding with KYMCO to collaborate on a new electric maxi-scooter project.

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

STACYC Segment

The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids, and related parts and accessories. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as, direct to consumers online.

STACYC segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2024	2023	2022
Electric balance bikes	$14,043	$22,865	$29,669
Parts, accessories and apparel	4,209	3,610	3,165
Revenue, net	$18,252	$26,475	$32,834

Electric Balance Bikes – STACYC focuses on developing products and experiences that help kids develop sooner and empower them to define their own ride. STACYC sells electric balance bikes under the STACYC brand while working with brand partners on co-branded products.

The current product portfolio starts with 12- and 16-inch electric balance bikes built for 3- to 8-year-old riders. With a growing segment of young riders graduating out of the 16-inch product, during 2022, STACYC introduced the 18- and 20-inch electric balance bikes that expanded the range of STACYC riders from 3 to 12 years old.

Industry/Competition – STACYC is a category creator, and while there have been some competitors who have entered the market, their products lack STACYC’s product maturity and features, and their distribution generally lacks the breadth of the STACYC network. STACYC sponsors and supports off road racing events across the nation and is the first motorized vehicle allowed on USA BMX’s 300 tracks in the U.S., allowing kids to practice and race in USA BMX’s national series. While we expect competition to grow as the market shifts to younger riders and more players begin to make serious investments, we believe STACYC’s established brand with the combination of commitment, capabilities and market position allows STACYC to compete effectively in the growing electric balance bike market.

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

Manufacturing – STACYC purchases electric balance bikes through a contract manufacturing agreement from strategic partners and bike assemblers located in Taiwan and China.

Purchased Components – STACYC continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, STACYC gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives.

Human Capital Management

Our People and Culture

As of December 31, 2024, the Company’s global workforce was comprised of approximately 182 employees, including approximately 162 and 20 employees within the Electric Motorcycles and STACYC segments, respectively. Of all employees, 93% are based in the U.S., and substantially all employees are salaried. A significant portion of our workforce is comprised of engineering and technology teams that are poised to design and develop future products and services. None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are good.

Our employees are a significant asset, and we aim to create an environment that is collaborative and challenging in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current and future business goals. We value simplicity, passion and teamwork, and strive to build and maintain a positive environment where our employees can thrive and one that inspires exceptional contributions and professional and personal development to achieve our goal of pioneering the next era of electric vehicle technology.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. We aim to achieve this through both financial plans as well as non-financial policies such as flexible vacation and time off, flexible work schedules, and access to fitness and wellness programs. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards to eligible employees to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. All of our exempt associates participate in our cash-based incentive plans, which provides eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under the LiveWire Group, Inc. 2022 Incentive Award Plan (the “Incentive Award Plan”), we grant equity compensation awards, such as restricted stock units and performance awards, which vest over a period of time, to eligible associates to attract and retain key personnel, strengthen their commitment to the welfare of the Company, and align their interests with those of our stockholders. In December 2022, the Company extended ownership to all employees by making a one-time equity grant, including to those employees that are not otherwise eligible for equity grants. Additionally, our comprehensive health and welfare benefits program provides our employees with a variety of medical and dental plans, plus voluntary benefits like vision or critical illness protection.

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

National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations. As a manufacturer of electric vehicles, our electric vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards” or “US FMVSS”). As set forth by the National Traffic and Motor Vehicle Safety Act, we must certify that our electric vehicles meet all applicable Safety Standards. Electric Motorcycles’ current products are, and future products will be expected to be, at the time of production, fully compliant with all such Safety Standards without the need for any exemptions.

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

Environmental Protection Agency (“EPA”) Certificates of Conformity and Regulations. The Clean Air Act requires that we obtain an EPA-issued Certificate of Conformity with respect to emissions from our electric vehicles and include labeling providing consumer information such as maximum range on a single charge. The Certificate of Conformity is required each model year for electric vehicles sold in states covered by the Clean Air Act’s standards and is also required each model year for vehicles sold in states that have sought and received a waiver from the EPA to utilize California’s mobile source standards.

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

Environmental, Health and Safety Regulations in the European Union

Europe Type Approval. We have begun to export electric vehicles to certain countries in Europe. Unlike the United States, once we started operating in this market, we had to obtain pre-approval from regulators to import and sell our electric vehicles into the EU and countries that recognize EU certification or have regulatory regimes aligned with the EU (collectively referred to as “Europe”). The process for certification in Europe is known as “Type Approval” and requires LiveWire to demonstrate to a regulatory agency in the EU, referred to as the Competent Authority, that our electric vehicles meet all EU safety and emission standards. The vehicles being exported to Europe have received these approvals and comply with all EU safety and emission standards, with new standards (known as Euro 5+) coming into full effect for motorcycles from January 2025.

Type Approval is accomplished through witness testing of vehicles as well as inspection of a representative vehicle intended for production and sale. Once the vehicle type is approved, all vehicles manufactured based on the approved type of vehicle may be produced or imported and sold in Europe.

Any changes to an approved vehicle type must go through updated Type Approval by the Competent Authority.

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

This is reflected in the EU-wide target of a 90% reduction in greenhouse gas emissions from the transport sector by 2050 (compared to 1990 levels), as part of an economy-wide carbon-neutral target. In 2023, the EU enacted revisions to its climate legislation framework that created “ETS2”, which will (i) introduce a pricing emissions trading system that applies to the road transport sector from 2027 (subject to a potential one year delay if energy prices in the EU exceed certain amounts); and (ii) require increased levels of national greenhouse gas reduction commitments (which include the transport sector) pursuant to a revision of the Effort Sharing Regulation, as part of efforts to reduce EU emissions by 40% by 2030 (compared to 2005 levels) in certain sectors including transport and by 55% overall by 2030 (compared to 1990 levels).

In addition, the EU adopted its Batteries Regulation in 2023, which introduced seeks to introduce certain sustainability requirements in relation to batteries sold on the Union market, including electric vehicle batteries. While certain provisions of the Batteries Regulation are already in effect, many of the specific obligations will only enter into effect in the coming years, and in many cases will be dependent on details set out in secondary legislation the remains to be adopted. Further, aspects of the Energy Performance of Buildings Directive (“EPBD”) entered into effect in 2024, which require new infrastructure such as homes and businesses must be built so there is enough power to support charging stations for electric vehicles including motorcycles.

Hazardous Substances. We are subject to regulations governing the proper handling, and disposal of products containing hazardous substances in the EU, including the EU Waste Framework Directive, in relation to which the European Commission has begun a consultation process to revise. In relation to our batteries, disposal will be governed by specific provisions of the

Batteries Directive (in addition to existing Member State-specific waste disposal laws), which imposes, among other obligations, certain requirements in relation to the disposal of batteries, such as that producers of batteries and producers of other products that incorporate a battery are responsible for the waste management of batteries that they place on the market, in particular the financing of collection and recycling schemes.

Environmental, Health and Safety Regulations in Canada

In Canada, vehicles must meet the Motor Vehicle Safety Act (MVSA) requirements. Canadian regulations in many ways follow those of the U.S. FMVSS and the EU regulatory requirements for compliance and our vehicles will meet the applicable Canadian requirements. Moreover, Canada Interference-Causing Equipment Standards (ICES) are applicable and our vehicles are properly marked for meeting compliance requirements to ICES-002 (identified on our Vehicle Emission Control Information (VECI) Label.

Environmental, Health and Safety Regulations in the United Kingdom

Europe Type Approval. Type Approval is accomplished through witness testing of vehicles as well as inspection of a representative vehicle intended for production and sale. Once the vehicle type is approved, all vehicles manufactured based on the approved type of vehicle may be produced or imported and sold in the United Kingdom. The United Kingdom allows for the EU Whole Vehicle Type Approval (WVTA) to be used as means of showing compliance without the need for additional witness testing activities. LiveWire submits and obtains the provisional GB type approvals necessary to comply with UK law and regulations.

Any changes to an approved vehicle type, must go through updated Type Approval by the Competent Authority.

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

Manufacturer and Dealer Regulation – United States

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

Data Privacy and Cybersecurity Laws and Regulations

Our business collects, uses, handles, stores, receives, transmits and otherwise processes different types of information about a range of individuals, including our customers, riders of our electric vehicles, website visitors, users of our mobile application, our employees and job applicants, and employees of companies we do business with (such as our vendors and suppliers). As a result, we are and may become subject to existing and emerging federal, state, local and international laws and regulations related to the privacy, security and protection of such information, such as the Federal Trade Commission Act, the GLBA, the TCPA, the CAN-SPAM Act, California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”) and other comprehensive state privacy laws.

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

In addition, certain states have enacted or modified laws relating to data privacy and the processing of information about residents in those states. The CCPA, which went into effect on January 1, 2020 and applies to our business, imposes obligations and restrictions on businesses that handle personal information of California residents and provides data privacy rights to California residents, including the right to know, the right to delete and the right to opt out of the sale of personal information as well as additional protections for minors. Other states have also enacted, or are considering the enactment of their own comprehensive data privacy laws. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the Internet may be applicable to our business, such as the TCPA, the CAN-SPAM Act and similar state and federal consumer protection laws. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems.

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

As of December 31, 2024, we held 23 utility patents and 25 design patents, and had filed an additional 10 utility patent applications and 7 design patent applications in the U.S. We also held 137 patents and 12 patent applications that are foreign counterparts of some of our U.S. patents and patent applications with foreign patent offices. We do not view any individual patent as being material to our business. Subject to required payments of annuities or maintenance fees, United States design patents have a term of 15 years from the date of issuance, and United States utility patents have a term of 20 years from the priority application date. Accordingly, our U.S. patents that have already been issued will expire between 2031 and 2042. Our foreign patents generally have similar expiration dates, but may vary from country to country, the duration being set according to the laws of the jurisdiction in which the patent issues. Our trademarks, logos, domain names, and service marks are used to establish and maintain our reputation with our customers, and the goodwill associated with our businesses. As of December 31, 2024, we had 90 registered trademarks and had an additional 27 pending trademark applications with domestic and foreign trademark offices. The duration of trademark registrations varies from country to country, but it is typically for ten years with unlimited ten-year renewal terms, subject to the payment of maintenance and renewal fees and the laws of the jurisdiction in which the trademark is registered.

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

In addition, the Company makes available, through its investor relations website, the following corporate governance materials: (i) the Corporate Governance Guidelines; (ii) Committee Charters approved by the Company’s Board of Directors for the Audit and Finance Committee, Human Resources Committee, Nominating and Corporate Governance Committee, Sustainability and Safety Committee, and the Conflicts Committee; (iii) the Code of Business Conduct and Ethics (the “Code of Conduct”); (iv) a list of the Board of Directors; (v) the Bylaws; (vi) the Company’s Policy for Managing Disclosure of Material Information; (vii) the Company’s Insider Trading Policy; (viii) the Related Party Transaction Policy; and (ix) the Whistleblower Policy.

The Company's Notice of Annual Meeting and Proxy Statement for its 2025 annual meeting of shareholders, which will include information related to the compensation of the Company's named executive officers, will be made available through its investor relations website.

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
•Increases in costs, disruption of supply, or shortage of materials and components necessary for our electric vehicles, could materially and negatively affect our business.
•Our limited operating history makes evaluating our business and future prospects difficult.
•We may be unable to develop and produce electric vehicles of sufficient quality, on a schedule and at scale, that would appeal to a large customer base.
•The electric vehicle sector is growing and our products and services are and will be subject to competition from competitors.
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
•We, our service providers, and our suppliers are subject to numerous regulations. Unfavorable changes to, or failure by us, our service providers or our suppliers to comply with these regulations could materially and negatively affect our business, prospects, financial condition and operating results.
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

We have incurred net losses since our inception, including net losses of $93,925 thousand, $109,550 thousand and $78,938 thousand for the years ended December 31, 2024, 2023, and 2022, respectively. We believe that we will continue to incur operating and net losses in the future until at least the time we begin significant deliveries of our electric vehicles which may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp-up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our electric vehicles and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our electric vehicle portfolio, including the introduction of lower-priced electric motorcycles, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable could materially and adversely affect the value of our Common Stock. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our electric vehicles, and our services, which may not occur. Our business also will at times require significant amounts of working capital to support the growth of additional electric vehicle platforms and electric vehicle models. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our research and development efforts may not yield the expected results or results on expected timelines or at expected costs.
Technological innovation is critical to our success, and we have strategically developed most of the key technologies in-house, such as energy dense battery packs and battery management systems (“BMS”), high power, high efficiency inverters and motors, efficient onboard charger and DC-DC converter and best-in-class software and controls. We have been investing heavily in our research and development efforts. In the years ended December 31, 2024, 2023, and 2022, our research and development expenses amounted to $41,742 thousand, $54,070 thousand, and $35,612 thousand, respectively. Our research and development expenses accounted for 156.73%, 142.20%, and 76.04% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. The electric vehicle industry can experience rapid technological changes, and we often need to invest significant resources in research and development to lead or maintain technological advances and remain competitive in the market. Therefore, we expect that our research and development expenses will continue to be significant. Furthermore, research and development activities are inherently uncertain, and there can be no assurance that we will continue to achieve technological breakthroughs and successfully commercialize such breakthroughs. As a result, our significant expenditures on research and development may not generate corresponding benefits. If our research and development efforts fail to keep up with the latest technological developments, we may suffer a decline in our competitive position.

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

Increases in costs, disruption of supply, or shortage of materials and components necessary for our electric vehicles, could materially and negatively affect our business.

We and our suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such cost increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in our businesses and products, including, for example, lithium-ion battery cells, semiconductor chips and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand. For example, global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to exports of certain technologies to China, geopolitical events and related actions that may occur between mainland China and Taiwan, the conflict in Ukraine, the Israeli-Palestinian military conflict, and inflationary pressure, may cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our vehicles, and the various internal designs and processes we may adopt in an effort to remedy or mitigate impacts of such disruptions and delays may result in higher costs. In addition, our business also depends on the continued supply of battery cells for our electric vehicles. We are exposed to multiple risks relating to lithium‑ion battery cells. These risks include, but are not limited to:

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

Furthermore, fluctuations or shortages in petroleum and changes in economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor chip suppliers, would increase our operating costs and could reduce our margins. For example, supply chain issues, resulting from global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to exports of certain technologies to China, geopolitical events and related actions that may occur between mainland China and Taiwan, the conflict in Ukraine, the Israeli-Palestinian military conflict, and inflationary pressure, may result in increases in the cost of input materials, components and processes required to produce our electric vehicles, and we may need to increase the prices of our electric vehicles in response to these cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition and operating results. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition and operating results.

Our limited operating history makes evaluating our business and future prospects difficult.

H-D began making initial deliveries of our predecessor electric motorcycle, the Harley-Davidson LiveWire, in September 2019. We then launched the LiveWire One model in July 2021 followed by a special launch edition of the S2 Del Mar® in May 2022 with full production and sales beginning in the third quarter of 2023. In 2024, additional models on the S2 platform were sold. In 2019, H-D acquired STACYC Inc. and began selling electric balance bikes, which are currently sold under the STACYC and H-D brands, as well as through private label arrangements. As new products, there is limited historical basis for making judgments on the demand for our electric vehicles, our ability to develop, produce and deliver electric vehicles, or our profitability in the future. It is difficult to predict our future revenues and appropriately budget for our expenses, and trends may emerge in this quickly evolving industry that may be outside our visibility and may affect our business. You should consider our business and prospects in light of the risks and challenges we face as a pioneer in a new industry, including with respect to our ability to continuously advance our electric vehicle technologies; develop safe, reliable and quality electric vehicles that appeal to customers; deliver and service a large volume of electric vehicles; turn profitable; build a globally recognized and respected brand cost-effectively; expand our electric vehicles lineup; navigate the evolving regulatory environment; improve and maintain our operational efficiency; manage supply chain effectively; adapt to changing market conditions, including technological developments and changes in competitive landscape; and manage our growth effectively.

While our Electric Motorcycles segment currently focuses on the LiveWire One and the S2 platform, we expect our product roadmap to expand beyond the LiveWire One and the S2 platform and introduce new models in other categories or using other technologies that we have less experience in as we may adjust our strategies and plans from time to time to remain competitive as a pioneer in a new industry.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

We may be unable to develop and produce electric vehicles of sufficient quality, on a schedule and at scale that would appeal to a large customer base.

Our business depends in large part on our ability to develop, market, produce and sell our electric vehicles. The continued development of and the ability to sell our electric vehicles at scale, including the LiveWire One, the S2 platform, and future electric vehicles, are and will be subject to risks, including with respect to:
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
•delays, disruptions or increased costs in our third-party service providers’ and our third-party suppliers’ supply chain, including raw material supplies;
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

The electric vehicle sector is growing and our products and services are and will be subject to competition from competitors.

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

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition and operating results. We also expect competition for electric vehicle customers to intensify due to current and potential future demand constraints. Further, as a result of new entrants in the electric vehicle market, we may experience increased competition for components and other parts of our electric vehicles, including internal competition between our Electric Motorcycle and STACYC segments, which may have limited or single-source supply.

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

In addition, if negative incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and materially and negatively affect consumer perceptions and confidence in the LiveWire brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing partners or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of ours or our competitors’ vehicles.

In addition, from time to time, our electric vehicles may be evaluated and reviewed by third parties. Any negative reviews or reviews that compare us unfavorably to competitors or unfavorably to ICE motorcycle products could adversely affect consumer perception about our electric vehicles or electric vehicles in general.

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

A key financial benefit to our business is our asset-light operating model in which we rely on contract manufacturers to produce our electric vehicles. We have secured the experience and expertise of H-D and KYMCO, as well as other vendors for STACYC products, to serve as our long-term contract manufacturing partners to provide manufacturing, procurement, logistics and distribution services for our platforms and certain other products. If these contract manufacturing agreements terminate or expire, or if H-D or KYMCO, or other vendors for STACYC products, fail to perform or meet our expected quality standards, timelines, capacity requirements, costs, manufacturing capabilities or manufacturing footprint, we may need to engage another third‑party contract manufacturer or build our own in-house manufacturing capabilities, which could cause us to incur significant cost and expense. Additionally, our contractual exclusivity requirements and potential recourse against H-D for their failure to perform or meet our expected quality standards is limited. We do not currently have alternate manufacturing arrangements in place so it may take time to transition to another contract manufacturer, and there is no guarantee that they would be able to meet our capacity, capability or quality requirements, or otherwise be an effective and acceptable manufacturing solution. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

If retail partners are unwilling to participate in our go-to-market business model or are unable or ineffective in establishing or maintaining relationships with customers for electric vehicles, it may adversely impact our business.

We employ a go-to-market business model whereby our revenue is generated primarily by selling at wholesale to a network of independent dealers, which currently are largely drawn from H-D’s traditional motorcycle dealer network, while we also seek to develop new retail partners. We depend on the capability of these retail partners to develop and implement effective retail sales plans to create demand among retail purchasers for our electric vehicles and related products and services that the retail partners may purchase from us. We provide our retail partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. If our retail partners are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our retail partners’ ability to develop, maintain and strengthen their relationships with customers for electric vehicles will depend heavily on our ability to provide high-quality electric vehicles and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The electric vehicle industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our relationship with customers. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results could be materially and adversely impacted.

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

We, our service providers, and our suppliers are subject to numerous regulations. Unfavorable changes to, or failure by us, our service providers or our suppliers to comply with these regulations could materially and negatively affect our business, prospects, financial condition and operating results.

We and our electric vehicles, and vehicles in general, as well as our third-party service providers partners and our suppliers, are or will be subject to substantial regulation under foreign, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell, deploy or service our electric vehicles in the jurisdictions in which we plan to operate and, to the extent we have not already, intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell, deploy or service our electric vehicles in any of these jurisdictions. If we, our third‑party service providers or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we or they currently operate, or those jurisdictions in which we or they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including, but not limited to:

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

Our future business depends in large part on our ability to execute on our plans to develop, produce, market and sell our electric vehicles. Electric vehicle companies experience delays in the design, production and commercial release of new products. To the extent we delay the launch of future models of electric vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. Furthermore, we rely on contract manufacturers for the manufacturing of electric vehicles. We could experience delays if our contract manufacturers do not meet agreed upon timelines or experience capacity constraints. Additionally, we rely on third‑party suppliers for the provision and development of the key components and materials used in our electric vehicles. To the extent our suppliers experience any delays in providing our outsourced manufacturing partners with or developing necessary components, we could experience delays in delivering on our timelines. See “-Increases in costs, disruption of supply, or shortage of materials and components could materially and negatively affect our business.”

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

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical to the output and production of our electric vehicles. The supply agreements we may enter into with suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If our suppliers become unable to provide, or experience delays in providing, components or if the supply agreements we enter into are terminated, it may be difficult to find replacement components. Additionally, our products contain parts that we purchase from single-source or limited-source suppliers, for which no immediate or readily available alternative supplier exists. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single-source components, we may be unable to do so in the short-term (or at all) at prices or quality levels that are acceptable to us. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all, especially in light of the increases in materials pricing. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, tariffs, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductor chips was reported beginning in early 2021 and caused challenges in the manufacturing industry and impacted our supply chain and production as well. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.

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

Our business plan includes operations in international markets, including, but not limited to, Germany, France, Netherlands, Switzerland, Spain, Italy, United Kingdom, and Canada, and eventual expansion into other international markets. We will face risks associated with any potential international operations, including possible unfavorable legal, regulatory, political and economic risks, which could materially and negatively affect our business. We anticipate having international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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
•political instability, natural disasters, war or events of terrorism and health epidemics, such as the conflict in Ukraine or the Israeli-Palestinian conflict; and
•the strength of international economies.

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

We lease the premises for our research and development facility, retails stores and offices. We cannot assure you that we would be able to renew the relevant lease agreements without substantial additional cost or increase in the rental cost payable by us. If a lease agreement is renewed at a rent substantially higher than the current rate, or currently existing favorable terms granted by the lessor are not extended, our business and results of operations may be adversely affected. Additionally, if our sublease at our Company-owned dealership location is either terminated or not renewed by our landlord, or otherwise prohibited for legal or regulatory reasons, and we do not have an existing alternate dealership location, that could jeopardize our dealer license, which would impact our ability to make direct sales to consumers and could materially and adversely affect our business.

We may be unable to complete environmental, social and governance (“ESG”) initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact ESG‑focused investors when evaluating us.

There remains significant attention, including by consumers, investors, employees and other stockholders, as well as by governmental and non-governmental organizations, on ESG matters generally and with regard to our industry specifically.

We have undertaken, ESG initiatives, which may be costly and not have the desired effect. Any failure (or perceived failure) to meet commitments that we have set in relation to ESG matters, or loss of confidence on the part of customers, investors, employees, brand partners and other stockholders as it relates to our ESG initiatives could negatively impact our brand, our business, prospects, financial condition and operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information, and our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.

In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. As with other companies, our approach to such matters has evolved over time, and we expect it will continue to evolve, but we cannot guarantee that our approach will ultimately align with any particular stakeholder’s preferences or expectations. In addition, regulation, standards and research regarding ESG initiatives and disclosure requirements could change and become more onerous for both us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized, and are used in investment decision making processes. In addition, there is investment in funds that specialize in companies that perform well in such assessments, and certain investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully or that we will successfully meet society’s ESG expectations or achieve our financial goals. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on methodologies and data that continue to evolve and that are subject to varying stakeholder interpretations and preferences. In addition, emerging regulation requiring additional ESG public disclosure by certain companies in a number of jurisdictions and/or additional ESG obligations may lead to heightened scrutiny of our ESG performance, to the extent we are required to publish additional information in relation to our ESG performance or to meet such additional ESG obligations. For example, various policymakers—including the SEC, European Union, and the State of California—have adopted or are considering adopting requirements for certain companies to undertake certain climate- or other-ESG related disclosures or actions. Policymakers’ approaches are not uniform, which may increase the cost or complexity of compliance, as well as increase the general risk of litigation or enforcement on such matters.

Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers and otherwise consider a wide range of potential environmental and social matters for their products and value chain (such as in relation to forced labor considerations). Certain of our suppliers operate and source materials in China and Taiwan, and their presence in our supply chain could present unique risks for us due to risks associated with the U.S. Uyghur Forced Labor Prevention Act (UFLPA), as well as the strain in U.S.-China relations, and China’s unique regulatory landscape. Prohibitions on forced labor or related human rights or environmental diligence requirements have also been adopted or proposed in other jurisdictions, such as the European Union, and represents a topic that will likely be subject to further regulation in the markets we operate within. Compliance with such requirements can be costly and complex and may impact how we are able or willing to engage with suppliers.

Regulation in this area has also evolved considerably over recent years and is likely to continue to do so, which may lead to additional costs and challenges associated with ensuring compliance with changing standards. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. At the same time, there are efforts by some stakeholders and policymakers to reduce companies’ attention to certain ESG-related matters. Advocates and opponents of ESG matters are increasingly resulting to a range of activism to promote their viewpoints, which may require us to incur additional costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, retailers, suppliers, or other stakeholders are subject to similar expectations, which may augment or create additional risks.

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
•regulatory, legislative and political changes, trade disputes and tariffs; and
•macroeconomic factors.

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

Certain current state tax incentives for two wheeled vehicles and federal tax credits and other incentives for alternative energy production and alternative fuel will expire in the future if not renewed or extended and there is no guarantee these programs will be renewed or extended. If these incentives are not extended or if new federal and state tax incentives for two wheeled vehicles are not enacted in the future, our business, prospects, financial condition and operating results could be materially and negatively affected.

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

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing have also risen, which may make our electric vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our financial condition and operating results. Additionally, all sales of electric motorcycles and related products to H-D independent dealers in the US and Canada are financed through Harley-Davidson Financial Services, Inc. (“HDFS”), therefore we face the risk that HDFS could change its lending policies in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our electric vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition and operating results.

Our inability to effectively grow or manage our financing and credit risk could materially and adversely affect our business, prospects, financial condition and operating results

We provide financing for sales of electric motorcycles and related products to non-H-D independent dealers in the US and Canada and independent dealers in Europe. As such, we are subject to credit risk of our customers, and our operating results depend on receipt of timely payments from our customers under these arrangements. In addition, STACYC is subject to credit risk of its customers, and its operating results depend on receipt of timely payments from its customers. Any delay in payment by our customers may have an adverse effect on revenue and operating results. There is no assurance that we will be able to collect all or any of the amounts owed in a timely matter. If any of our customers face unexpected situations such as financial difficulties, we may not be able to receive full or any payment of the uncollected sums or enforce any judgment debts against such clients, and our business, prospects, financial condition and operating results could be materially and adversely affected.

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

H-D began making initial deliveries of our predecessor electric motorcycle, the Harley-Davidson LiveWire, in September 2019. We then launched the LiveWire One model in July 2021 followed by a special launch edition of the S2 Del Mar® in May 2022 with full production and sales beginning in the third quarter of 2023. During 2024, we introduced additional models off the S2 platform, including Mulholland™ and Alpinista™. For the foreseeable future, the Electric Motorcycles segment will depend on revenue generated from a limited number of models. Historically, motorcycle customers have come to expect a variety of vehicle models offered in a company’s fleet and new and improved vehicle models to be introduced frequently.

STACYC’s current product portfolio ranges from 12- to 20-inch electric balance bikes built for 3 to 12 year-old riders. For the foreseeable future, STACYC will depend on revenue generated from these limited number of models, until STACYC can expand the range of STACYC riders.

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

We are highly dependent on our senior management and other key personnel. Our success will depend on our ability to retain senior management and to attract, recruit, retain, manage and motivate qualified personnel in the future. The loss of members of our senior management, sales and marketing professionals and engineers could result in delays in product development and materially and negatively affect our business. If we are not successful in attracting and retaining highly qualified personnel, it could have a material adverse effect on our business, financial condition and operating results.

Our business, prospects, financial condition and operating results may be adversely affected by health pandemics and epidemics, natural disasters, actual or threatened war, terrorist activities, political unrest, and other outbreaks.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the pandemic related to COVID-19 and associated variants. We also face various risks related to natural disasters, including hurricanes, earthquakes, tsunamis or other natural disasters. Such public health issues or natural disasters could disrupt our business operations, reduce or restrict our supply of materials and services, result in us incurring significant costs to protect our employees and facilities or result in regional or global economic distress, which may materially and adversely affect our business, financial condition and operating results. Actual or threatened war, including the conflict in Ukraine, the Israeli-Palestinian conflict, terrorist activities, political unrest, geopolitical events and related actions that may occur between mainland China and Taiwan, civil strife and other geopolitical uncertainty could have a similar adverse effect on our business, prospects, financial condition and operating results. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, which could materially and adversely affect our business, financial condition and operating results.

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

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of future epidemics, pandemics and other outbreaks, the conflict in Ukraine, the Israeli-Palestinian conflict, geopolitical events and related actions that may occur between mainland China and Taiwan and inflationary pressure could have a material adverse effect on the demand for our vehicles or sourcing of components. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our electric vehicles for other traditional options, increase use of public and mass transportation options or choose to keep their existing vehicles.

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

We have observed that abnormally cold and/or wet conditions in a region, including impacts from hurricanes or unusual storms, which may be exacerbated by the effects of climate change, could have the effect of reducing demand or changing the timing for purchases of our electric motorcycles at independent dealerships. Reduced demand for new electric motorcycles ultimately leads to reduced shipments by us.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, prospects, financial condition and operating results.

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have been concerns over the downturn in economic output caused by global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to exports of certain technologies to China, geopolitical events and related actions that may occur between mainland China and Taiwan, the conflict in Ukraine, the Israeli-Palestinian military conflict, and inflationary pressure. It is unclear whether these challenges will be contained and what effects they each may have. Economic conditions in the United States are sensitive to global economic conditions. Any prolonged slowdown in the United States economic growth might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. Credit risks of customers and suppliers and other counterparty risks may also increase.

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

We have goodwill, which is susceptible to valuation adjustments as a result of changes in various factors or conditions. We assess the potential impairment of goodwill on an annual basis. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill. Factors that could trigger an impairment of such assets include the following:

•changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit;
•significant under performance relative to historical or projected future operating results;
•significant changes in the strategy for our overall business;
•significant negative industry or economic trends;
•significant decline in our stock price for a sustained period; and
•our market capitalization declining to below net book value.

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

Both LiveWire and H-D are companies whose primary business involves producing, marketing and selling vehicles and related products. While we intend to operate in a different business segment than H-D, neither we nor H-D is prohibited from competing against each other. Additionally, under the Intellectual Property License Agreement, H-D has the right to use all of our existing intellectual property and incremental improvements to our existing intellectual property, which could facilitate H-D’s development of products that compete with ours; however, H-D may be required in some cases to pay us royalties for the use of our existing intellectual property and their rights to our newly-developed intellectual property would be limited as defined under the Joint Development Agreement. If we were in competition with H-D, it could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.

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

We entered into a number of agreements with H-D as a result of the Separation, including the Trademark License Agreement, Contract Manufacturing Agreement, Tax Matters Agreement, Master Services Agreement, Joint Development Agreement and Intellectual Property License Agreement, pursuant to which we and/or H-D have continuing obligations to each other. If we or H-D fail to perform obligations under such agreements, our business may be negatively impacted. Furthermore, upon the expiration or termination of such agreements, we may not have necessary or comparable systems and services in place to replace the services provided under such agreements, which may negatively impact our business.

We will be required to make payments to H-D under the Contract Manufacturing Agreement, Tax Matters Agreement, Master Services Agreement, and certain other agreements, and the amounts of such payments could be significant.

We have entered into certain agreements pursuant to which we will be obligated to make payments to H-D. Such agreements include the Contract Manufacturing Agreement, Tax Matters Agreement, Master Services Agreement, and certain others. The amounts payable under these agreements could be significant and could prohibit or restrict us from using these funds in other aspects of our business. Additionally, if we fail to make payments under the contracts we have with H-D, it may be determined that we are in breach of contract, and we may have to pay damages or renegotiate those contracts. We can provide no assurance that we will be able to renegotiate the contracts we have with H-D or that any renegotiated terms will be favorable to us. The occurrence of such events could materially and adversely affect our business and financial condition.

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

Risks Related to Information Technology, Intellectual Property, Data Security and Privacy

We collect and process significant information about our customers and their vehicles and are subject to various privacy, marketing and consumer protection laws.

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

A wide variety of state, federal and international laws as well as regulations, industry standards and contractual obligations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other types of information. Evolving and changing definitions of personal data and personal information within the United States, Europe, the United Kingdom (the “UK”) and elsewhere, may limit or inhibit our ability to operate or expand our business and some jurisdictions require that certain types of data be retained on servers within these jurisdictions or place restrictions on the export of data to other jurisdictions. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the Internet may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule) (the “TCPA”), the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (the “CAN-SPAM Act”) and similar state and foreign consumer protection laws. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws (including the Federal Trade Commission Act) as imposing standards for the online collection, use, dissemination, and security of data. In addition, by providing financing to and collecting related information from customers, we are subject to financial privacy laws such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations (the “GLBA”), which restricts certain collection, use, disclosure and other processing of certain information and contains compliance requirements such as providing notice to individuals of privacy practices and implementing data security standards. The Federal Trade Commission updated its Safeguards Rule, which requires certain companies to implement specific safeguards to protect personal information processed in relation to providing a financial product or service, including to require certain financial institutions to report certain data security breaches to the FTC. The FTC and state attorneys general have also focused particular attention on the processing of vehicle-related and location data in recent years, which elevates the risk of our processing of such data. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, that could require us to provide third-party access to our network and/or vehicle systems. Our failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our business, prospects, financial condition and operating results.

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

In the United States, the CCPA became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations. Additionally, the California Privacy Rights Act (the “CPRA”), which amended and expanded upon the CCPA, was passed on November 3, 2020, and became effective on January 1, 2023. The CCPA requires covered companies to, among other things, provide certain disclosures to California consumers and affords such consumers certain privacy rights such as rights to access and delete their personal information, opt out of certain sales of personal information (a concept that is defined broadly) and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CPRA’s amendments to the CCPA have imposed additional data protection obligations on covered companies, including certain consumer rights processes, the right to correct personal information, and opt-outs for certain uses of sensitive personal information and the sharing of personal information for targeted advertising purposes. The CPRA’s amendments also created a new enforcement bureau, the California Privacy Protection Agency. The CCPA has encouraged similar laws in other states across the country, which creates a patchwork of overlapping but different state laws. We cannot fully predict the impact of such laws, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, modify our data processing practices and materially and adversely affect our business, prospects, financial condition and operating results.

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

The GDPR generally prohibits the transfer of personal data subject to those regimes outside of the EU/UK (including to the United States) unless a lawful data transfer solution has been implemented or a data transfer derogation applies. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EU and the UK to third countries, including the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

The EU and UK also have evolving privacy laws on cookies, tracking technologies, and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the EU and the UK, informed consent is required for the placement of most cookies or similar technologies that store information, or access information stored, on a user’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.

In addition, in the EU, the Data Act came into force on January 11, 2024, laying down rules to foster a competitive data market by making data more accessible and usable. The Data Act may apply to certain data arising from the use of our connected products in the EU, and may require us to make such data available to consumers and other businesses. This may require additional compliance measures and changes to our operations and processes, and/or result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

A cybersecurity incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by threat actors change frequently, are becoming increasingly diverse and sophisticated, and may be difficult to detect for long periods of time. We receive information technology services, including cybersecurity support, from H-D through the Master Services Agreement. Although we maintain information technology measures designed to protect the confidentiality, integrity and availability of our information systems, and protect us against intellectual property theft, data breaches and other cybersecurity incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cybersecurity threats or incidents. The implementation, maintenance, segregation and improvement of these information systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric powertrain solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these information systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, confidential information, intellectual property or personal information that we hold could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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
•changes to the regulations governing the sourcing, assembly, transportation and labeling of battery cells (such as the Batteries Regulation in the EU and related secondary legislation) could increase the cost of battery cells or make such commodities more difficult to obtain;
•changes in regulation, for example relating to the noise required to be emitted by electric vehicles, may impact the design or function of electric vehicles, and thereby lead to decreased consumer appeal;
•changes in regulations governing the range and miles per gallon of gasoline-equivalent calculations could lower our electric vehicles’ ratings, making electric vehicles less appealing to consumers; and
•changes in the U.S. NHTSA Corporate Average Fuel Economy (“CAFE”) standards could reduce new business opportunities for our business.

In particular, jurisdictions, including the EU, continue to progress initiatives that may have a significant impact on the sourcing of batteries. In the EU, these include: (i) the revised Batteries Regulation, which entered into force in August 2023 and which will introduce, in a phased in manner, considerable new requirements in relation to batteries placed on the EU market; (ii) the Critical Raw Materials Act, which enacted in April 2024and will, among other areas, set targets in relation to the EU’s domestic extraction, processing and recycling of certain raw materials; and (iii) the Corporate Sustainability Due Diligence Directive, which was enacted in July 2024 and will impose additional obligations on certain entities in relation to their supply chains. To the extent that our current practices do not align with these and other updated and/or proposed regulatory developments, this may lead to additional costs to the sourcing, assembly, transportation, and labeling of batteries.

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

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of contamination in the soil, surface water, groundwater, air, and other media. Such claims may arise, for example, out of conditions at sites that we currently lease, own or operate, as well as at sites that we previously leased, owned or operated, at sites that we may acquire, or at third-party disposal sites. Under certain federal and state environmental laws, our liability for such conditions may be joint and several with other owners/operators or through our contract manufacturer, so that we may be held responsible for more than our share, or even for the entire share, of the contamination or other damages. Liability under these laws is generally strict. Accordingly, we may incur liability without regard to fault or to the legality of the conduct giving rise to the conditions. These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.

We are also subject to permitting, registration, and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations, certifications, and other government approvals from one or more governmental agencies to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted. Any failure to obtain or delay in obtaining required permits, registrations, and other government approvals could result in production delays or the ability to sell direct to customers and materially and adversely impact our operations and business.

Changes in US or international trade policy, including the continuation or imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition, and operating results.

The US government has in the past and could in the future adopt a new approach to trade policy, renegotiate or terminate certain existing bilateral or multilateral trade agreements or impose tariffs on certain foreign goods, including steel and certain vehicle parts. For example, these changes in the past have resulted in increased costs for goods imported into the United States. Many of these restrictions could remain in place or could escalate under the new Administration. In response to these tariffs, a number of US trading partners have in the past imposed retaliatory tariffs on a wide range of US products and may do so in the future, which makes it more costly for us to export our electric vehicles to those countries. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials with additional countries or regions such as China, Canada, Mexico, the European Union or other countries and / or regions. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported electric vehicles decreases due to the higher cost, our business, prospects, financial condition and operating results could be materially adversely affected. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

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

New income, sales, use or other tax laws, statutes, rules, regulation or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us or our customers, any of which could adversely affect our business, prospects, financial performance and operating results. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the United States government has, from time to time, proposed and may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes may materially and adversely affect our business, prospects, financial condition and operating results.

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

We are a holding company with no business operations of our own or material assets other than the stock of our subsidiaries. All of our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders may have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal.. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

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

The exercise price for a warrant is $11.50 per share of Common Stock. On December 31, 2024, the closing price of our Common Stock was $4.81. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our warrants, we believe our warrant holders will be unlikely to cash exercise their warrants, resulting in little or no cash proceeds to us. There is no guarantee that our warrants will be in the money prior to their expiration, and as such, our warrants may expire worthless.

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

In the past, our operations have been a part of H-D and H-D provided us with certain financial, operational and managerial resources for conducting our business. Following the Separation, while a number of these resources will continue to be at H-D and used to provide services to us under the Master Services Agreement, we now perform certain of our own financial, operational and managerial functions. There are no assurances that we will be able to successfully put in place the financial, operational and managerial resources necessary to perform these functions.

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

Our facilities, and our suppliers’ facilities, are vulnerable to disruption due to natural or man-made disasters, which could become more frequent and severe due to phenomena such as climate change.

There is growing concern that a gradual increase in global average temperatures as a result of climate change may result in an increase in the frequency and severity of extreme weather events or other natural disasters. Natural or man-made disasters, as well as chronic changes (such as changes to temperature and hydrological patterns), may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more local, regional, federal and global legal and regulatory requirements and could increase the costs to comply with such requirements that we incur in our operations.

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

Our cybersecurity program is contracted through and led by Harley-Davidson’s Chief Information Security and Privacy Officer (CISO) who is responsible for assessing and managing the Company’s data privacy function and information security and technology risks (including cybersecurity). The CISO has over 20 years of cyber industry and compliance experience, serving in a CISO capacity for over ten of those years. The CISO reports to Harley Davidson’s Chief Digital and Operations Officer, who has extensive experience in leading information systems management, strategy and operational execution, including information security and incident management, prevention and response.

The Harley-Davidson CISO meets regularly with the appropriate management to review and discuss our cybersecurity and other information technology risks and opportunities. Our cybersecurity incident response plan sets forth a security incident management and reporting protocol, with escalation timelines and responsibilities.

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

Item 2. Properties

A summary of the principal operating properties as of December 31, 2024 is as follows:

Type of Facility	Location	Status
Electric Motorcycles - corporate office	Milwaukee, WI	Leased
Electric Motorcycles - product development center	Wauwatosa, WI	Leased
Electric Motorcycles - customer experience center	Malibu, CA	Leased
Electric Motorcycles - retail operations	Carson, CA	Leased
Electric Motorcycles - marketing displays and test rides	Los Angeles, CA	Leased
STACYC - corporate office and research and development activities	Fort Worth, TX	Leased

Item 3. Legal Proceedings

The Company from time to time may be subject to lawsuits and other claims related to product, commercial, supplier, employee, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company, through H-D, also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters. Refer to Note 14, Commitments and Contingencies, to the Notes to consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and warrants to purchase our Common Stock are traded on the NYSE under the trading symbols “LVWR” and “LVWR WS”, respectively.

Holders of Record

As of February 19, 2025, there were 11 shareholders of record of our Common Stock and 3 holders of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

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

Other than the information that has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022, there were no unregistered sales of equity securities for the years ended December 31, 2024 and 2023, or for the period between September 30, 2022 and December 31, 2022.

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

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended December 31, 2024:

2024 Fiscal Date of Vest	Total Number of Shares Repurchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31	88,371	$5.85	—	—

The LiveWire Group, Inc. 2022 Incentive Award Plan provides that the withholding obligations be settled by the Company retaining shares that are part of the award. During the fourth quarter of 2024, there were 88 thousand shares of common stock retained to satisfy withholding taxes in connection with the vesting of restricted stock units.

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

	9/26/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
LiveWire Group, Inc.	$100	$76	$52	$69	$126	$74	$120	$77	$82	$65	$51
S&P 500 Index	$100	$98	$106	$113	$124	$123	$137	$152	$159	$168	$174

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

Overview and 2024 Highlights

LiveWire is an industry-leading all-electric vehicle brand with a mission to pioneer the growing two-wheel electric motorcycle space. The Company operates in two segments: Electric Motorcycles and STACYC.

LiveWire’s Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States and certain international markets, while the STACYC segment sells electric balance bikes for kids, related parts and accessories and apparel in the United States and certain international markets. H-D introduced its first electric motorcycle in late 2019 as the “Harley-Davidson LiveWire.” In 2021, building on early success and the continued growth in the global market demand for electric vehicles, H-D launched LiveWire as a standalone electric vehicle division, with the first LiveWire-branded product, the LiveWire ONE, debuting in July 2021, followed by a special launch edition of S2 Del Mar® in May 2022 with full production and sales beginning in the third quarter of 2023. During 2024, the Company began production and selling of additional models off the S2 platform, including Mulholland™ and Alpinista™. In 2019, H-D acquired STACYC Inc. and began selling electric balance bikes for kids.

Electric motorcycles are sold at wholesale to a network of Independent Retail Partners, and at retail through a Company-owned dealership and through online sales. Prior to November 5, 2024, the Company’s products were sold at retail through select international partners primarily in Europe. Electric balance bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online. LiveWire is focused on innovating and developing technology in the electric vehicle market. LiveWire’s vision is to create the next generation of electric motorcycles with products and experiences that merge the power and technology of electric with the unique soulful connection that comes from an analog machine. As discussed below, on September 26, 2022 as part of the Business Combination, LiveWire, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

LiveWire’s net loss for the year ended December 31, 2024 was $93,925 thousand compared to $109,550 thousand for the year ended December 31, 2023. LiveWire’s net losses reflect the early-stage nature of LiveWire’s business including investments in product development as LiveWire continues to focus on technological innovation that it expects will support future products and growth, and investments in talent and capabilities to support the new company.

The Electric Motorcycles segment operating loss for the year ended December 31, 2024 was $105,500 thousand, compared to an operating loss of $116,611 thousand for the year ended December 31, 2023. Refer to the Electric Motorcycles segment analysis below for further discussion.

The STACYC segment operating loss for the year ended December 31, 2024 was $4,856 thousand, as compared to operating income of $622 thousand for the year ended December 31, 2023. Refer to the STACYC segment analysis below for further discussion.

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

Under this plan, the Company recorded $3,752 thousand of expense related to employee termination benefits and other costs, of which $3,448 thousand was paid in cash during the year ended December 31, 2024. The remaining amount will be paid in 2025 and there are no other amounts expected to be incurred under this plan.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. In conjunction with this reorganization, the Company recorded $1,271 thousand of employee termination benefits, primarily severance, during the year ended December 31, 2024, of which $900 thousand was paid as of December 31, 2024. The remaining amount will be paid in 2025 and there are no other amounts expected to be incurred under this reorganization.

The Company also recognized a noncash reduction in stock compensation expense of $3,753 thousand during the year ended December 31, 2024 resulting from forfeitures of awards related to employees who terminated during 2024 as a result of the above actions. The Company also recorded $863 thousand of accelerated depreciation related to LiveWire Labs leasehold improvements resulting from the move from Mountain View, California to Milwaukee, Wisconsin during the year ended December 31, 2024.

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
On November 5, 2024, the Company announced a non-binding Memorandum of Understanding with KYMCO to collaborate on a new electric maxi-scooter project.

Business Combination

On December 12, 2021, H-D entered into the Business Combination Agreement with ABIC, to effect the separation of its electric vehicle business. On September 16, 2022, the Business Combination was approved in an ABIC shareholder vote, and it closed on September 26, 2022.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of LiveWire issuing stock for the net assets of ABIC, accompanied by a recapitalization. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded resulting from the Business Combination. Operations prior to the Business Combination are those of Legacy LiveWire.

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

2025 Outlook

For 2025, LiveWire's focus continues to be on cost improvements, product innovation and development, and market growth.

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

•Independent Retail Partners (Electric Motorcycles) – Independent Retail Partners as used with Electric Motorcycles are dealers owned and operated by independent entities under contract with LiveWire to sell LiveWire electric motorcycles, related products and services.

•Electric Balance Bike Unit Sales (STACYC) – LiveWire defines Electric Balance Bike Unit Sales as the number of electric balance bikes sold by LiveWire for which LiveWire recognized revenue during the period.

•Independent Retail Partners (STACYC) – Independent Retail Partners as used with STACYC are independent entities under contract with STACYC to sell electric balance bikes, related products and services.

The following table details the key business metric amounts for the periods indicated:

	Year Ended
	2024	2023
Wholesale Motorcycle Unit Sales:
US	422	533
International (1)	89	—
Total Wholesale Motorcycle Unit Sales	511	533
Company Retail Motorcycle Unit Sales:
US	23	95
International (1)	78	32
Total Company Retail Motorcycle Unit Sales	101	127

Total LiveWire Motorcycle Unit Sales	612	660

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (2)	101	127
Independent Retail Partners (3)	391	210
Total Retail Motorcycle Unit Sales	492	337

Retail Motorcycle Unit Sales:
US	414	305
International	78	32
Total Retail Motorcycle Unit Sales	492	337

Electric Balance Bike Unit Sales:
US	16,925	21,172
International	1,624	10,941
Total Electric Balance Bike Unit Sales	18,549	32,113
(1) Effective November 5, 2024, the Company’s go-to-market strategy in Europe changed from selling direct to customers through international partners to selling at wholesale to independent dealers. International unit sales prior to November 5, 2024 are reflected as Company Retail Motorcycle Unit Sales, while unit sales November 5, 2024 and beyond are reflected as Wholesale Motorcycle Unit Sales.
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

The following table details the number of retail partners:

	As of	As of
	December 31, 2024	December 31, 2023
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners:
U.S.	61	83
International	27	43
Total Electric Motorcycles Independent Retail Partners	88	126
Total Electric Motorcycles Retail Partners	89	127

STACYC
Independent Retail Partners:
U.S.	2,041	1,975
International	151	137
Total STACYC Independent Retail Partners	2,192	2,112
The Electric Motorcycles retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of December 31, 2024 and 2023, there were zero and 4 partners, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities.
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

Results of Operations

The following table presents consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	$ Change	% Change
Operating loss from Electric Motorcycles	$(105,500)	$(116,611)	$11,111	9.5%
Operating (loss) income from STACYC	(4,856)	622	(5,478)	(880.7)%
Total operating loss	(110,356)	(115,989)	5,633	4.9%
Interest income	5,704	10,537	(4,833)	(45.9)%
Change in fair value of warrant liabilities	10,770	(4,020)	14,790	367.9%
Loss before income taxes	(93,882)	(109,472)	15,590	(14.2)%
Income tax provision	43	78	(35)	(44.9)%
Net loss	(93,925)	(109,550)	15,625	14.3%
Other comprehensive loss:
Foreign currency translation adjustments	(5)	17	(22)	(129.4)%
Comprehensive loss	$(93,930)	$(109,533)	$15,603	14.2%
Net loss per share, basic and diluted	$(0.46)	$(0.54)	$(0.08)	14.8%

Operating Income (Loss)

The Company reported an operating loss of $110,356 thousand for the year ended December 31, 2024 compared to an operating loss of $115,989 thousand for the year ended December 31, 2023. The Electric Motorcycles segment reported an operating loss of $105,500 thousand for the year ended December 31, 2024, as compared to an operating loss of $116,611 thousand for the year ended December 31, 2023. Operating loss from the STACYC segment was $4,856 thousand for the year ended December 31, 2024, compared to operating income of $622 thousand for the year ended December 31, 2023. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income

Interest income for the year ended December 31, 2024 was $5,704 thousand compared to $10,537 thousand for the year ended December 31, 2023. The change was primarily driven by the decrease in the Company’s investment in money market funds from $161,000 thousand at December 31, 2023 to $52,000 thousand at December 31, 2024.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2024 was income of $10,770 thousand compared to a loss of $4,020 thousand for the year ended December 31, 2023. The income recognized of $10,770 thousand for the year ended December 31, 2024 was due to the decrease in the estimated fair value of the warrants from December 31, 2023 related to fluctuations in the market price of the warrants. The loss recognized of $4,020 thousand for the year ended December 31, 2023 was due to the increase in the estimated fair value of the warrants from December 31, 2022 related to fluctuations in the market price of the warrants. See Note 10, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the year ended December 31, 2024 was $43 thousand, as compared to an income tax provision of $78 thousand for the year ended December 31, 2023. The income tax provision in 2024 and 2023 was driven by the change in deferred tax liability associated with the amortization of the taxable temporary difference related to indefinite lived intangibles that are not amortized for book purposes.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	$ Change	% Change
Revenue:
Electric motorcycles	$7,644	$11,087	$(3,443)	(31.1)%
Parts, accessories and apparel	737	461	276	59.9%
Revenue, net	8,381	11,548	(3,167)	(27.4)%
Cost of goods sold	27,018	27,297	279	1.0%
Gross profit	(18,637)	(15,749)	(2,888)	(18.3)%
Operating expenses:
Selling, administrative and engineering expense	86,863	100,862	(13,999)	(13.9)%
Operating loss	$(105,500)	$(116,611)	$11,111	9.5%

Revenue

Revenue for the year ended December 31, 2024 decreased by $3,167 thousand, or 27.4%, to $8,381 thousand from $11,548 thousand for the year ended December 31, 2023. Unit sales decreased 7% to 612 in 2024 from 660 in 2023 resulting in a decrease in revenue of $806 thousand. Additionally, revenue decreased by $1,226 thousand from product mix primarily related to reduced selling prices on a one-time large volume sale of units previously used as company owned vehicles for demonstration purposes, and $1,058 thousand from additional incentives introduced in 2024 as compared to 2023.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2024 decreased by $279 thousand, or 1.0%, to $27,018 thousand from $27,297 thousand for the year ended December 31, 2023. The decrease was due to the decrease in unit sales discussed above, the non -recurrence of the provision for a liability for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement recorded in the year ended December 31, 2023 resulting in a decrease of $6,126 thousand, offset by higher net realizable value and other reserve adjustments on increased inventory on hand of $3,941 thousand, increased depreciation expense of $1,463 thousand, and the impact of an unfavorable arbitration ruling related to a supplier claim of $1,370 thousand.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2024 decreased by $13,999 thousand, or 13.9%, to $86,863 thousand from $100,862 thousand for the year ended December 31, 2023. The decrease was due to a decrease in product development expense of $9,933 thousand in the current year as 2023 included increased expenses related to the initial development of the S2 platform. Additionally, the Company continues to focus on cost reduction activities in 2024, including decreases of $5,097 thousand in personnel costs in the year ended December 31, 2024 primarily from headcount reductions in 2024, and $1,011 thousand from reductions in insurance premiums compared to the year ended December 31, 2023. These decreases were offset by an increase in depreciation expense of $2,796 thousand, including $863 thousand related to accelerated depreciation on leasehold improvements related to LiveWire Labs resulting from the move from Mountain View, California to Milwaukee, Wisconsin. As discussed above, related to the move of LiveWire Labs as well as the Company’s plan to streamline headcount, the Company recorded $5,023 thousand of expense in the year ended December 31, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $3,753 thousand in the year ended December 31, 2024 resulting from forfeitures of awards related to employees who terminated in the year ended December 31, 2024 resulting from these actions.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	$ Change	% Change
Revenue:
Electric balance bikes	$14,043	$22,865	$(8,822)	(38.6)%
Parts, accessories and apparel	4,209	3,610	599	16.6%
Revenue, net	18,252	26,475	(8,223)	(31.1)%
Cost of goods sold	12,398	16,498	(4,100)	(24.9)%
Gross profit	5,854	9,977	(4,123)	(41.3)%
Operating expenses:
Selling, administrative and engineering expense	10,710	9,355	1,355	14.5%
Operating (loss) income	$(4,856)	$622	$(5,478)	(880.7)%

Revenue

Revenue for the year ended December 31, 2024 decreased by $8,223 thousand, or 31.1%, to $18,252 thousand from $26,475 thousand for the year ended December 31, 2023. The decrease was primarily due to lower revenue from electric balance bikes of $8,822 thousand. The decrease in revenue from electric balance bikes was driven by lower shipment volumes of $6,144 thousand primarily to our independent distributors, along with a decrease of $2,678 thousand due to pricing and promotions for the year ended December 31, 2024.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2024 decreased by $4,100 thousand, or 24.9%, to $12,398 thousand from $16,498 thousand for the year ended December 31, 2023. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2024 increased by $1,355 thousand, or 14.5%, to $10,710 thousand from $9,355 thousand for the year ended December 31, 2023. The increase was primarily due to increased research and development costs related to new product development of $955 thousand, increased people costs of $388 thousand, and an increase in the provision for doubtful accounts of $147 thousand, offset by $175 thousand of decreased depreciation and amortization and decreased marketing expense of $138 thousand.

Results of Operations 2023 Compared to 2022

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 with the SEC for a detailed discussion of the results of operations for 2023 compared to 2022.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, LiveWire’s cash and cash equivalents were $64,437 thousand and $167,904 thousand, respectively.

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

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of December 31, 2024, the reported sales price of Common Stock was $4.81 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of December 31, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

Management believes that cash on hand, including the proceeds received from the Business Combination, and the Convertible Term Loan, will provide sufficient liquidity to meet LiveWire’s projected obligations, including those related to existing contractual obligations, for at least the next twelve months.

LiveWire plans to use its current cash on hand and available funds under the Convertible Term Loan to support its core business operations and strategic plan, invest in new product development, and enhance its global manufacturing and distribution capabilities. LiveWire had $8,468 thousand of purchase order commitments related to capital expenditures and other spending to support its business operations and strategic plan as of December 31, 2024 related to fiscal year 2025.

The Company enters into purchase orders with vendors and other parties in the ordinary course of business. During the year ended December 31, 2023, the Company entered into a long-term commitment with a vendor to provide certain inventory components. As of December 31, 2024, the Company’s estimated payments are $605 thousand and $410 thousand for fiscal years 2025 and 2026, respectively, and no estimated payments thereafter.

The Company also has a liability of $6,156 thousand as of December 31, 2024 thousand for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 16, Related Party Transactions, for discussion of commitments with H-D. Otherwise, there have been no material changes in the Company’s cash obligations and commitments since the end of fiscal year 2024.

LiveWire’s material contractual operating cash commitments at December 31, 2024 relate to leases as discussed further in Note 9, Leases, in the consolidated financial statements. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2026.

Cash Flow Activity

The following table presents condensed highlights from our consolidated statements of cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net cash used by operating activities	$(93,859)	$(83,462)
Net cash used by investing activities	(8,068)	(13,462)
Net cash used by financing activities	(1,444)	(412)
Effect of exchange rate changes on cash and cash equivalents	(96)	—
Net decrease in cash and cash equivalents	$(103,467)	$(97,336)

The overall decrease in cash during the year ended December 31, 2024 was due primarily to an increase in net cash used by operating activities. The overall decrease in cash during the year ended December 31, 2023 was due primarily to a decrease in net cash provided by financing activities.
Operating Activities

The Company had negative cash flow from operating activities during the years ended December 31, 2024 and 2023. Net cash used in operating activities increased by $10,397 thousand to $93,859 thousand for the year ended December 31, 2024 compared to $83,462 thousand for the year ended December 31, 2023. The increase in negative cash flow from operating activities in 2024 was primarily driven by unfavorable changes in accounts payable to related party, accounts payable and accrued liabilities, and other current assets offset by a reduction in net loss adjusted for non-cash items, and favorable changes in accounts receivable, net, accounts receivable from related parties, and inventories compared to 2023.

Investing Activities

Net cash used in investing activities decreased by $5,394 thousand to $8,068 thousand for the year ended December 31, 2024 compared to $13,462 thousand for the year ended December 31, 2023. The decrease was due to lower capital expenditures in 2024.

LiveWire expects to fund future cash flows used in investing activities with cash on hand and available funds under the Convertible Term Loan. LiveWire estimates capital expenditures to be between $8 million and $12 million in 2025.

Financing Activities

Net cash used by financing activities increased by $1,032 thousand to $1,444 thousand net cash used by financing activities for the year ended December 31, 2024 compared to $412 thousand net cash used by financing activities for the year ended December 31, 2023. The increase was primarily due to cash received in 2023 for the exercise of warrants of $1,557 thousand.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit.

For goodwill, the reporting units used in assessing impairment is the same as the Company’s two operating segments and reportable segments as described in Note 17, Reportable Segments and Geographic Information. The Company’s assessment for impairment of goodwill utilized a discounted cash flow analysis and a guideline public company market approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value, and a reconciliation of the Company’s concluded values for each reporting unit to the Company’s market capitalization. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. Because the projections are estimated over a significant future period of time, those estimates and assumptions are subject to uncertainty. The market approach is based on market multiples and requires an estimate of appropriate multiples based on market data for comparable companies. The market valuation models, and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances. During 2024 and 2023, the Company tested its goodwill balances for impairment and no impairment charges were recorded to goodwill as a result of those impairment tests.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2024, LiveWire’s cash and cash equivalents amounted to $64,437 thousand. LiveWire manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LiveWire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiveWire Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
February 21, 2025

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended
	2024	2023	2022
Revenue, net	$26,633	$38,023	$46,833
Costs and expenses:
Cost of goods sold (including related party amounts of $19,533, $23,433, and $1,685 in 2024, 2023, and 2022, respectively, as described in Note 16)	39,416	43,795	43,929
Selling, administrative and engineering expense (including related party amounts of $10,164, $14,993, and $3,485 in 2024, 2023, and 2022, respectively, as described in Note 16)	97,573	110,217	87,859
Total operating costs and expenses	136,989	154,012	131,788
Operating loss	(110,356)	(115,989)	(84,955)
Other income, net	—	—	235
Interest expense related party	—	—	(475)
Interest income	5,704	10,537	1,191
Change in fair value of warrant liabilities	10,770	(4,020)	5,033
Loss before income taxes	(93,882)	(109,472)	(78,971)
Income tax provision (benefit)	43	78	(33)
Net loss	(93,925)	(109,550)	(78,938)
Other comprehensive loss:
Foreign currency translation adjustments	(5)	17	(145)
Comprehensive loss	$(93,930)	$(109,533)	$(79,083)

Net loss per share, basic and diluted (Note 6)	$(0.46)	$(0.54)	$(0.46)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$64,437	$167,904
Accounts receivable, net	3,874	4,295
Accounts receivable from related party	399	3,402
Inventories, net	26,942	32,122
Other current assets	2,709	3,004
Total current assets	98,361	210,727
Property, plant and equipment, net	34,012	37,682
Goodwill	8,327	8,327
Deferred tax assets	7	4
Lease assets	765	1,868
Intangible assets, net	1,058	1,347
Other long-term assets	5,430	6,192
Total assets	$147,960	$266,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,738	$3,554
Accounts payable to related party	9,762	20,371
Accrued liabilities	17,960	21,189
Current portion of lease liabilities	394	1,152
Total current liabilities	29,854	46,266
Long-term portion of lease liabilities	405	792
Deferred tax liabilities	118	93
Warrant liabilities	1,549	12,319
Other long-term liabilities	919	814
Total liabilities	32,845	60,284
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 203,787 shares issued and 203,423 shares outstanding as of December 31, 2024 and 203,210 shares issued and 203,030 shares outstanding as of December 31, 2023	20	20
Treasury Stock, at cost: December 31, 2024 - 364 shares, December 31, 2023 - 180 shares	(3,413)	(1,969)
Additional paid-in-capital	344,409	339,783
Accumulated deficit	(225,913)	(131,988)
Accumulated other comprehensive income	12	17
Total shareholders' equity	115,115	205,863
Total liabilities and shareholders' equity	$147,960	$266,147
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(93,925)	$(109,550)	$(78,938)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,041	5,832	4,401
Payment of contingent consideration in excess of acquisition date fair value	—	—	(413)
Change in fair value of warrant liabilities	(10,770)	4,020	(5,033)
Stock compensation expense	4,626	8,926	394
Provision for doubtful accounts	230	53	145
Deferred income taxes	22	74	(125)
Inventory write-down	5,750	2,719	1,074
Cloud computing arrangements development costs	(45)	(1,312)	(4,894)
Other, net	(244)	(117)	(144)
Changes in current assets and liabilities:
Accounts receivable, net	192	(2,023)	4,156
Accounts receivable from related party	3,003	(2,877)	(593)
Inventories	(569)	(5,626)	(21,068)
Other current assets	540	1,621	(1,283)
Accounts payable and accrued liabilities	(2,101)	160	6,371
Accounts payable to related party	(10,609)	14,638	6,269
Net cash used by operating activities	(93,859)	(83,462)	(89,681)
Cash flows from investing activities:
Capital expenditures	(8,068)	(13,462)	(14,081)
Net cash used by investing activities	(8,068)	(13,462)	(14,081)
Cash flows from financing activities:
Repurchase of common stock	(1,444)	(1,969)	—
Proceeds received from exercise of warrants (Note 6)	—	1,557	—
Borrowings on notes payable to related party (Note 16)	—	—	15,333
Net proceeds from the Business Combination and PIPE Investments (Note 4)	—	—	293,717
Payment of contingent consideration up to acquisition date fair value	—	—	(1,767)
Transfers from Parent (Note 16)	—	—	59,051
Net cash (used) provided by financing activities	(1,444)	(412)	366,334
Effect of exchange rate changes on cash and cash equivalents	$(96)	$—	$—
Net (decrease) increase in cash and cash equivalents	$(103,467)	$(97,336)	$262,572

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$167,904	$265,240	$2,668
Net (decrease) increase in cash and cash equivalents	(103,467)	(97,336)	262,572
Cash and cash equivalents—end of period	$64,437	$167,904	$265,240
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2021	—	$—	$—	$—	$145	$19,780	$—	$19,925
Net loss prior to the Business Combination	—	—	—	—	—	(56,500)	—	(56,500)
Net loss post Business Combination	—	—	—	(22,438)	—	—	—	(22,438)
Other comprehensive loss, net of tax	—	—	—	—	(154)	—	—	(154)
Net contribution from H-D prior to the Business Combination	—	—	—	—	—	79,922	—	79,922
Issuance of common stock to H-D upon separation and reclassification of Net Parent company investment, including separation adjustments	161,000	16	48,360	—	9	(43,202)	—	5,183
Issuance of common stock to ABIC public and sponsor stockholders	11,403	1	429	—	—	—	—	430
Issuance of common stock upon H-D PIPE & Backstop	20,000	2	179,865	—	—	—	—	179,867
Issuance of common stock upon KYMCO PIPE	10,000	1	99,999	—	—	—	—	100,000
Share-based compensation	—	—	565	—	—	—	—	565
Balance, December 31, 2022	202,403	20	329,218	(22,438)	—	—	—	306,800
Net loss	—	—	—	(109,550)	—	—	—	(109,550)
Other comprehensive loss, net of tax	—	—	—	—	17	—	—	17
Share-based compensation	672	—	8,926	—	—	—	—	8,926
Shareholder warrants exercised	135	—	1,639	—	—	—	—	1,639
Repurchase of common stock	—	—	—	—	—	—	(1,969)	(1,969)
Balance, December 31, 2023	203,210	20	339,783	(131,988)	17	—	(1,969)	205,863
Net loss	—	—	—	(93,925)	—	—	—	(93,925)
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Share-based compensation	577	—	4,626	—	—	—		4,626
Repurchase of common stock	—	—	—	—	—	—	(1,444)	(1,444)
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$—	$(3,413)	$115,115

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

The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells motorcycle parts, accessories, and apparel. Electric Motorcycles are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales. Prior to November 5, 2024, the Company’s products were sold at retail through selection international partners primarily in Europe. The STACYC segment primarily focuses on the designing and selling of electric balance bike for kids, and related parts and accessories. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

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

Foreign Currency - The Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction losses resulting from foreign currency remeasurements was $206 thousand, $97 thousand, and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash and cash equivalents with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At December 31, 2023, 56.2% of our net accounts receivable balance was due from the KTM customer group, driven by sales through the STACYC segment. No other single customer or customer group represented 10% or greater of net accounts receivable at December 31, 2024 and 2023.

Accounts Receivable, net – Accounts receivable primarily relate to sales of electric balance bikes to independent dealers and independent distributors, electric motorcycle sales to non-H-D dealers in the United States, and electric motorcycle sales in Europe, and are presented in Accounts receivable, net on the consolidated balance sheets. Payment terms from these customers range from 30 days to 364 days. The Company has elected the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) that allows entities to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

All sales of electric motorcycles and related products to independent H-D dealers in the U.S. and Canada are financed by the purchasing independent H-D dealers through Harley-Davidson Financial Services, Inc. (“HDFS”), a wholly owned subsidiary of H-D. Sales to online and retail customers may also be financed by HDFS. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. Accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets.

The allowance for doubtful accounts deducted from total accounts receivable was $302 thousand and $140 thousand as of December 31, 2024 and 2023, respectively. The Company’s evaluation of the allowance for doubtful accounts includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The allowance for doubtful accounts is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivables are written down once management determines that the specific customer does not have the ability to repay the balance in full.

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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2024 and 2023, the Company tested its goodwill balances for impairment and no impairment charges were recorded to goodwill as a result of those impairment tests.

Intangible Assets – Intangible assets are comprised of trademarks, patents, distributor relationships, and non-compete agreements. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. Intangible assets are assessed for impairment when a triggering event occurs.

Cloud Computing Arrangements – The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized $45 thousand, $1,312 thousand, and $4,930 thousand of costs during the years ended December 31, 2024, 2023, and 2022, respectively, to implement cloud computing arrangements. Capitalized cloud computing arrangement costs are included within Other long-term assets on the consolidated balance sheets. Amortization expense totaled $957 thousand, $839 thousand, and $35 thousand for the years ended December 31, 2024, 2023, and 2022, respectively, and is presented within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

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

Research and Development Expenses – Expenditures for research activities relating to product development are charged against income as incurred. Research and development expenses were $41,742 thousand, $54,070 thousand and $35,612 thousand for 2024, 2023 and 2022, respectively, and presented within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $5,226 thousand, $4,671 thousand and $7,940 thousand in advertising costs, respectively.

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

Warrant Liabilities - The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants, both further described in Note 10, Warrants Liabilities, in accordance with the guidance contained in ASC 815 under which the Public and Private Warrants (collectively, the “Warrants”) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.

New Accounting Standards

Accounting Standards Adopted in 2024

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv)

clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance was effective for the fiscal years beginning after December 15, 2023. The Company adopted this guidance as of December 31, 2024, which resulted in enhanced quantitative and qualitative disclosures provided in Note 17 Reportable Segments and Geographic Information related to the items described above.

Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures about a public business entity's expenses and provide more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of goods sold and selling, administrative and engineering expense). The main provisions of ASU 2024-03 require a public entity at each interim and annual reporting period to (i) disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion included in each relevant expense caption presented on the face of the income statement within continuing operations, (ii) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact ASU 2024-03 will have on the Company's consolidated financial statement disclosures.

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

Disaggregated revenue, net by major source was as follows for the years ended December 31, (in thousands):

	2024	2023	2022
Electric Motorcycles
Electric motorcycles	$7,644	$11,087	$13,171
Parts, accessories and apparel	737	461	828
	$8,381	$11,548	$13,999
STACYC
Electric balance bikes	$14,043	$22,865	$29,669
Parts, accessories and apparel	4,209	3,610	3,165
	$18,252	$26,475	$32,834
Total Revenue, net	$26,633	$38,023	$46,833

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

The Company offers sales incentive programs to independent dealers, distributors and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. During 2024, the Company revised its retail partner strategy in the Electric Motorcycles segment and introduced new incentives with its retail partners. As a result of incentives, for the year ended December 31, 2024, the Company recorded $848 thousand of adjustments for variable consideration related to previously recognized sales. Adjustments for variable consideration related to previously recognized sales was not material for the years ended December 31, 2023 and 2022.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for any change in value as necessary. The refund asset of $377 thousand and $299 thousand were included in Other current assets as of December 31, 2024 and 2023, respectively, and $154 thousand and $52 thousand of the refund liability were included in Accrued liabilities as of December 31, 2024 and 2023, respectively, in the Company’s consolidated balance sheets. The remainder of the refund liability of $252 thousand and $275 thousand were recorded as an offset to Accounts Receivable from related party as of December 31, 2024 and 2023, respectively, in the Company’s consolidated balance sheets, as these amounts will be repaid to HDFS.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $174 thousand and $214 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $393 thousand and $245 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively. The Company expects to recognize $174 thousand included in Accrued Liabilities over of the next twelve months. The Company expects to recognize $393 thousand included in Other long-term liabilities over the next five years.

Previously deferred revenue recognized as revenue in 2024 and 2023 was $125 thousand and $163 thousand, respectively.

4. Business Combination

As discussed in Note 1, Description of Business and Basis of Presentation, the Company completed the Business Combination on September 26, 2022. The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, ABIC was treated as the acquired company for financial reporting purposes. The net assets of ABIC were stated at carrying value, with no goodwill or other intangible assets recorded resulting from the Business Combination. Operations prior to the Business Combination are those of Legacy LiveWire. Legacy LiveWire was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

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

The most significant assets retained by the Parent included materials that relate to the manufacture of LiveWire One electric motorcycles. The most significant liabilities retained and settled by the Parent included employee liabilities related to service rendered prior to the closing of the business combination, accounts payable outstanding for amounts owed to suppliers to manufacture electric motorcycles, a supplier liability for an excess firm purchase commitment, and certain warranty liabilities associated with the Harley-Davidson branded LiveWire motorcycle.

5. Income Taxes

The income tax provision (benefit) has been calculated using the separate return method, which is meant to reflect how taxes would have been recorded, had the Company filed its own tax return.

The income tax provision (benefit) for the years ended December 31, consists of the following (in thousands):

	2024	2023	2022
Current:
Federal	$—	$3	$—
State	—	(10)	—
Foreign	21	11	66
Current income tax provision	$21	$4	$66
Deferred:
Federal	$26	$78	$(95)
State	5	—	(4)
Foreign	(9)	(4)	—
Deferred income tax provision (benefit)	22	74	(99)
Total income tax provision (benefit)	$43	$78	$(33)

The components of loss before income taxes for the years ended December 31, were as follows (in thousands):

	2024	2023	2022
Domestic	$(93,909)	$(109,491)	$(79,262)
Foreign	27	19	291
Loss before income taxes	$(93,882)	$(109,472)	$(78,971)

The reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory income tax rate of 21% to the Company’s income tax provision (benefit) for the years ended December 31, is shown below (in thousands):

	2024	2023	2022
Benefit at statutory rate	$(19,715)	$(22,989)	$(16,584)
State taxes, net of federal benefit	(2,959)	(2,747)	(1,367)
Foreign rate differential	4	3	5
Nondeductible expenses (benefits)	609	(293)	43
Unbenefited losses and credits	27,421	28,250	11,582
Valuation allowance	3,555	1,381	7,397
Change in value of warrants	(2,262)	844	(1,144)
Research & Development Tax Credit	(6,478)	(4,057)	—
Other	(132)	(314)	35
Income tax provision (benefit)	$43	$78	$(33)

The Company generated operating losses in each of the years presented. The income tax provision (benefit) recognized related to these losses was zero for each of the years ended December 31, 2024, 2023, and 2022. Operating results of the U.S. entities are included in the consolidated U.S. federal and combined state tax returns of H-D and these tax attributes have been fully utilized by H-D and are no longer available to the Company for future use. Future income tax provisions (benefits) may be impacted by future changes in the utilization of LiveWire attributes by H-D. The difference between the benefit at the statutory rate and the income tax provision (benefit) related to these operating losses is reflected in the table above as unbenefited losses.

After an assessment of the positive and negative evidence regarding the realizability of the separate state NOLs reflected in the financials, it was determined a valuation allowance continues to be required on separate state NOLs. Additionally, it was necessary to assess the positive and negative evidence of the realizability of the U.S. federal and consolidated state net deferred tax asset balance remaining after H-D utilization of LiveWire attributes for the periods ended December 31, 2024 and 2023. After such an assessment, it was determined a valuation allowance continues to be required. The difference between the benefit at the statutory rate and the income tax provision (benefit) related to these valuation allowances is reflected in the table above as valuation allowance.

The Company’s Non-US entities generated both income tax and operating losses for a net income tax provision of $12 thousand and $7 thousand for the years ended December 31, 2024 and 2023, respectively. Non-US operating losses cannot be utilized by H-D, therefore a deferred tax asset was recorded. After assessment of the positive and negative evidence regarding realizability of the Non-US deferred tax assets, it was determined the deferred tax assets are more likely than not to be realized and no valuation allowance was recorded.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2024	2023
Deferred tax assets:
Capitalized research & experimental expenditures	$14,495	$11,827
Accruals not yet tax deductible	1,919	1,585
Stock compensation	1,002	1,490
Net operating loss and credit carryforwards	7	4
UNICAP	138	91
Amortization, book in excess of tax	1,051	1,018
Lease liability	191	458
Deferred tax assets before valuation allowance	18,803	16,473
Less: Valuation allowance	(13,248)	(9,693)
Total deferred tax assets	5,555	6,780
Deferred tax liabilities:
Depreciation, tax in excess of book	$(4,863)	$(5,961)
Amortization, tax in excess of book	(620)	(468)
Right-of-use asset	(183)	(440)
Total deferred liabilities	(5,666)	(6,869)
Net deferred tax liability	$(111)	$(89)

The net deferred tax liability balance increased from December 31, 2024 to December 31, 2023 primarily due to an increase in the deferred tax liability balance related to tax basis amortizable goodwill that is not amortized for book purposes.

The tax operating loss and tax credit carryforwards, calculated on the separate return method for allocating tax expense, have been utilized by H-D in the consolidated tax return, and therefore are not available to the Company in future periods. Under the terms of the Company’s Tax Matters Agreement with H-D, LiveWire will receive no compensation from H-D for the use of such attributes, but they may be used to offset any future liabilities that may be owed by LiveWire to H-D under the Tax Matters Agreement. In addition, these tax loss and credit carryforwards would not have been realized on a separate return basis. As a result, consistent with prior periods, neither the deferred tax assets nor the full valuation allowances have been recorded for these hypothetical attributes. For the period from the close of the Business Combination and effective date of the Tax Matters Agreement, the unrecorded tax net operating loss and tax credit carryforward, unbenefited by LiveWire, was $59,436 thousand.

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax (benefit) provision. Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	2024	2023
Unrecognized tax benefits, beginning of period	$—	$162
Decrease in unrecognized tax benefits for tax positions take in prior period	—	(162)
Unrecognized tax benefits, end of period	$—	$—

There were no unrecognized tax benefits as of December 31, 2024 and 2023 that, if recognized, would affect the effective tax rate due to the NOL and valuation allowance positions.

There was zero interest and penalties associated with unrecognized tax benefits recognized in the consolidated statements of operations and comprehensive loss during 2024, 2023, and 2022.

There were zero gross interest and penalties associated with unrecognized tax benefits recognized in the consolidated balance sheets at December 31, 2024 and 2023, respectively, due to the NOL and valuation allowance positions.

The Company made $7 thousand in income tax payments for the year ended December 31, 2024. The Company did not make any income tax payments for the years ended December 31, 2023 and 2022.

LiveWire and its subsidiaries are currently members of H-D’s consolidated, combined, unitary and other similar groups for federal, state and local income tax purposes. The consolidated group files U.S. federal and various state income tax returns which are no longer subject to examination before 2019. LiveWire has separate state and non-US filing requirements that will remain open to tax authority examination through 2029.

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

Computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands, except per share amounts):

	2024	2023	2022
Net loss	$(93,925)	$(109,550)	$(78,938)

Basic weighted-average shares outstanding	203,206	202,504	172,003
Effect of dilutive securities – Warrants	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—
Diluted weighted-average shares outstanding	203,206	202,504	172,003
Earnings per share(1):
Basic	$(0.46)	$(0.54)	$(0.46)
Diluted	$(0.46)	$(0.54)	$(0.46)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Prior to the Business Combination date, the Company did not have any issued and outstanding common stock or any common share equivalents. Accordingly, prior to the consummation of the Business Combination, the weighted average-shares deemed outstanding was calculated based on the 161,000,000 shares of Common Stock distributed to H-D in exchange for the membership interests of Legacy LiveWire. At the time of the Business Combination, additional shares of Common Stock were issued, which are reflected in the weighted-average shares outstanding as of December 31, 2024, 2023, and 2022.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 10, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the years ended December 31, 2024, 2023, and 2022, 1,377 thousand, 2,617 thousand and 2,495 thousand employee stock compensation plan awards, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the years ended December 31, 2024, 2023, and 2022, 30,365 thousand, 30,365 thousand, and 30,500 thousand warrants, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

7. Additional Balance Sheet Information

Inventories, net consisted of the following (in thousands):

	2024	2023
Raw materials and work in process	$—	$486
Electric motorcycles and electric balance bikes	24,862	28,205
Parts and accessories and apparel	2,080	3,431
Inventories, net	$26,942	$32,122

Inventory valuation reserves deducted from cost were $4,661 thousand and $3,539 thousand as of December 31, 2024 and 2023, respectively.

Other current assets primarily include prepaid expenses of $2,422 thousand and $1,905 thousand as of December 31, 2024 and 2023, respectively.

Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2024	2023
Construction in progress	$3,201	$6,697
Tooling	27,438	23,627
Machinery and equipment	7,280	5,147
Software	18,632	17,310
Leasehold improvements	2,533	2,023
	$59,084	$54,804
Accumulated depreciation	(25,072)	(17,122)
Property, plant and equipment, net	$34,012	$37,682

Depreciation was $8,794 thousand, $4,531 thousand and $3,939 thousand for the years ending December 31, 2024, 2023 and 2022, respectively. Software, net of accumulated amortization, included in Property, plant and equipment, net, was $12,072 thousand and $14,395 thousand as of December 31, 2024 and 2023, respectively. The Company had $1,989 thousand, $4,933 thousand, and $7,748 thousand related to purchases of property, plant and equipment included in Accrued liabilities as of December 31, 2024, 2023, and 2022, respectively.

Other long-term assets consisted primarily of capitalized implementation costs incurred in connection with cloud computing arrangements that do not include a license to internal-use software in accordance with Accounting Standards Update 2018-15.

Accrued liabilities consisted of the following as of December 31, (in thousands):

	2024	2023
Payroll and employee benefits	$5,757	$7,077
Accrued restructuring	675	—
Engineering	2,614	5,215
Warranty and recalls	673	730
Deferred revenue	174	214
Sales incentives	737	78
Taxes	863	579
Accrued capital expenditures	1,989	4,933
Other (1)	4,478	2,363
Accrued liabilities	$17,960	$21,189
(1) For the year ended December 31, 2024, included in “Other” is an accrual for $1,802 thousand for an unfavorable arbitration ruling related to a supplier claim discussed in Note 14.

8. Goodwill and Other Intangible Assets

Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. The carrying amount of goodwill was $8,327 thousand as of December 31, 2024 and 2023.

Intangible assets, excluding goodwill, consist of trademarks, developer technology, patents, distributor relationships, and non-compete agreements, with estimated useful lives ranging from 5 to 10 years. Intangible assets are amortized on a straight-line basis. The total weighted-average amortization period for all amortizable intangible assets is 8.5 years. The weighted average amortization period for trademarks, the most significant intangible asset, is 10 years.

Intangible assets at December 31, were as follows (in thousands):

	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$2,500	$(1,458)	$1,042	$2,500	$(1,208)	$1,292
Non-compete agreement	640	(640)	—	640	(619)	21
Others	440	(424)	16	440	(406)	34
	$3,580	$(2,522)	$1,058	$3,580	$(2,233)	$1,347

Amortization of intangible assets, net, excluding goodwill, recorded in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss was $289 thousand for the year ended December 31, 2024 and $462 thousand for the years ended December 31, 2023 and 2022, respectively. Future amortization of the Company's intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$254
2026	254
2027	254
2028	254
2029	42
$1,058

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill for impairment annually, or more frequently if events occur that indicate an asset may be impaired.

For goodwill, the reporting units used in assessing impairment is the same as the Company’s two operating segments and reportable segments as described in Note 17, Reportable Segments and Geographic Information. The Company’s assessment for impairment of goodwill utilized a discounted cash flow analysis and a guideline public company market approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value, and a reconciliation of the Company’s concluded values for each reporting unit to the Company’s market capitalization. Based upon the Company’s annual goodwill impairment analyses, the Company concluded there were no impairments to goodwill for any periods presented.

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

The Company has operating lease arrangements for real estate. The Company’s leases have a remaining lease term of one to three years. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2024	2023
Assets:
Lease assets	$765	$1,868
Liabilities:
Current portion of lease liabilities	394	1,152
Long-term portion of lease liabilities	405	792
Total lease liabilities	$799	$1,944

The following table presents the components of lease costs as of December 31, (in thousands):

	2024	2023	2022
Lease Cost:
Operating lease cost	$1,163	$1,435	$1,300
Short-term lease cost	63	38	37
Variable lease cost	78	37	143
Net lease cost	$1,304	$1,510	$1,480

Future maturities of the Company's operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Future lease payments:
2025	$414
2026	300
2027	117
Thereafter	—
$831
Present value discount	(32)
Lease liabilities	$799

Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2024	2023	2022
Cash outflows for amounts included in the measurement of lease liabilities	$1,181	$1,456	$1,300
ROU assets obtained in exchange for lease obligations	—	109	910
Lease modifications (1)	(87)	—	—
Weighted-average remaining lease term (in years)	2.16	2.10	2.80
Weighted-average discount rate	3.60%	2.69%	2.35%

(1) In December 2024, the Company issued notice of early termination for a lease agreement with H-D. This termination resulted in a reduction of the right of use asset and lease liability by $87 thousand.

10. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”), collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of both December 31, 2024 and 2023, and 10,500,000 Private Warrants outstanding as of both December 31, 2024 and 2023.

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

During the year ended December 31, 2024, there were no redemptions or exercises of the Public Warrants and no redemptions or exercises of the Private Warrants. During the year ended December 31, 2023, there were no redemptions and 135 thousand exercises of the Public Warrants and no redemptions or exercises of the Private Warrants.

The Company recognized income of $10,770 thousand and expense of $4,020 thousand as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for years ended December 31, 2024 and 2023, respectively. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. At December 31, 2024 and 2023, the Company’s Warrant liability was $1,549 thousand and $12,319 thousand, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows as of December 31, (in thousands):

	2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$52,000	$—	$—	$52,000
Liabilities:
Public Warrants	$1,013	$—	$—	$1,013
Private Placement Warrants	—	536	—	536
Share-based awards settled in cash	269	—	—	269
	$1,282	$536	$—	$1,818

	2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$161,000	$—	$—	$161,000
Liabilities
Public Warrants	$8,059	$—	$—	$8,059
Private Placement Warrants	—	4,260	—	4,260
Share-based awards settled in cash	1,268	—	—	1,268
	$9,327	$4,260	$—	$13,587

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

Changes in the Company’s warranty and recall liability were as follows as of December 31, (in thousands):

	2024	2023
Balance, beginning of period	$1,011	$566
Warranties issued during the period	795	878
Settlements made during the period	(1,035)	(452)
Recalls and changes to pre-existing warranty liabilities	110	19
Balance, end of period	$881	$1,011

The liability for recall campaigns included in the above table was $120 thousand and zero as of December 31, 2024 and 2023, respectively.

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

The Company expensed $2,230 thousand, $2,752 thousand and $2,143 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, related to defined contribution benefits plans contributions.

14. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 12, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of December 31, 2024 and 2023.

Litigation and Other Claims – The Company from time to time may be subject to lawsuits and other claims related to product, commercial, supplier, employee, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company, through H-D, also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters.

In December 2024, the Company received an unfavorable arbitration ruling related to the resolution of a claim from a supplier. As a result of the ruling, the Company will pay $1,802 thousand to the supplier which is recorded in Accrued liabilities on the consolidated balance sheet as of December 31, 2024. The Company recorded $1,664 thousand of expense in Cost of Sales in the fourth quarter of 2024 related to this ruling.

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

The Company recognizes the cost of its share-based awards in the consolidated statements of operations and comprehensive loss. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. Forfeitures are recognized as incurred. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total compensation expense related to LiveWire share-based awards was $4,519 thousand, $9,378 thousand, and $579 thousand for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company recognized $5,588 thousand, $7,305 thousand and $416 thousand for the years ended December 31, 2024, 2023, and 2022, respectively, in share-based compensation expense related to the Time-Based RSUs.

During the year ended December 31, 2022, the Company granted Performance RSUs to certain executive officers and other eligible employees. These Performance RSUs awards vest at the end of a three-year performance period contingent on our achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Performance RSUs was estimated using a Monte-Carlo simulation. The Company recognized a reduction in expense of $1,069 thousand for the year ended December 31, 2024 and recognized $2,073 thousand, and $163 thousand of share-based compensation expense for the years ended December 31, 2023 and 2022, respectively, for the Performance RSUs. The reduction in expense in 2024 is a result of the impact of forfeitures in 2024 of $2,150 thousand related to employees who terminated during 2024. There were no Performance RSUs granted in the years ended December 31, 2024 and 2023.

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

Assumptions used to calculate the grant date fair value of the performance shares granted during 2022 were as follows:

December 2022
Expected volatility	76.76%
Risk-free interest rate	3.89%

The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,992	625	2,617	$7.56
Granted	912	—	912	$8.59
Vested	(687)	—	(687)	$7.64
Forfeited	(1,012)	(453)	(1,465)	$8.08
Nonvested, end of period	1,205	172	1,377	$8.39

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,870	625	2,495	$7.34
Granted	1,080	—	1,080	$8.17
Vested	(697)	—	(697)	$6.91
Forfeited	(261)	—	(261)	$6.98
Nonvested, end of period	1,992	625	2,617	$7.56

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	—	—	—	$—
Granted	1,870	625	2,495	$7.34
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Nonvested, end of period	1,870	625	2,495	$7.34

As of December 31, 2024, there was $7,635 thousand of unrecognized compensation cost related to RSUs settled in stock that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units - Settled in Cash – The current portion of Time-Based RSUs and Performance RSUs settled in cash are recorded in Accrued liabilities and the long-term portion is recorded in Other long-term liabilities in the consolidated balance sheets until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date.

The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	71	24	95	$7.01
Granted	18	—	18	$8.91
Vested	(18)	—	(18)	$7.10
Forfeited	(52)	(24)	(76)	$7.29
Nonvested, end of period	19	—	19	$7.61

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	64	24	88	$7.52
Granted	28	—	28	$7.31
Vested	(21)	—	(21)	$6.88
Forfeited	—	—	—	$—
Nonvested, end of period	71	24	95	$7.01

The activity for these awards for the year ended December 31, 2022 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	—	—	—	$—
Granted	64	24	88	$7.52
Vested	—	—	—	$—
Forfeited	—	—	—	$—
Nonvested, end of period	64	24	88	$7.52

During the year ended December 31, 2024, there were cash payments of $149 thousand related to these awards. As of December 31, 2024, there was $80 thousand of unrecognized compensation cost related to RSUs settled in cash that is expected to be recognized over a weighted-average period of 1.3 years.

Historical H-D Share-Based Awards

Prior to consummation of the Business Combination, certain employees of the Company participated in H-D’s share-based compensation plan under which H-D’s Board of Directors may grant to employees share-based awards, including RSUs and performance shares. Prior to consummation of the Business Combination, as employees transferred from H-D to the Company, any outstanding share-based awards previously granted have been retained by the employees and have been transferred to the Company. Share-based compensation included in the consolidated statements of operations and comprehensive loss includes expense attributable to the Company based on the awards and terms previously granted to the Company’s employees. Total share-based award compensation expense recognized by the Company for the Historical H-D Share-Based Awards for the years ended December 31, 2024, 2023 and 2022 was $386 thousand, $1,119 thousand and $1,694 thousand, respectively.

During 2022, the Company elected to cancel and convert outstanding RSUs held by 91 of the Company's employees into the right to receive cash payments (each, an “RSU Payment”) on the date which the RSU award would otherwise become vested in accordance with the vesting schedule applied to such award immediately prior to cancellation of the award. The cancellation of the equity-classified awards resulted in a reduction to Net Parent company investment and share-based expense of $171 thousand. The conversion to RSU Payments, which are liability-classified awards, resulted in an increase to Accrued liabilities and shared-based award expense of $474 thousand. The incremental compensation cost resulting from the modification of the RSUs was immaterial. As of December 31, 2024 and 2023, the accrued liability for the cash awards was $271 thousand and $1,017 thousand, respectively.

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

The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	28	$37
Awards transferred to cash payment	19	$41
Granted	—	$—
Vested	(29)	$40
Forfeited	(6)	$43
Nonvested, end of period	12	$42

During the year ended December 31, 2024, there were $1,086 thousand of cash payments related to these awards. As of December 31, 2024, there was $83 thousand of unrecognized compensation cost related to liability-classified awards that is expected to be recognized over a weighted-average period of 0.4 years.

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

The total income tax benefit associated with share-based compensation recorded in the Company's consolidated statements of operations and comprehensive loss was $1,062 thousand, $2,201 thousand, and $670 thousand before valuation allowance impact for the years ended December 31, 2024, 2023, and 2022, respectively.

Treasury Stock

The Company retained $1,444 thousand, or 184 thousand shares of common stock, and $1,969 thousand, or 180 thousand shares of common stock, to satisfy withholding taxes in connection with the vesting of restricted stock units during the years ended December 31, 2024 and 2023, respectively. These retained shares were recorded at cost as Treasury Stock. There were no shares of common stock retained by the Company to satisfy withholding taxes in connection with the vesting of restricted stock units for the year ended December 31, 2022.

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

Transition Services Agreement

On September 26, 2022, we entered into a Transition Services Agreement with H-D (the “Transition Services Agreement”) pursuant to which H-D provided to us various services and support on a transitional basis to allow LiveWire to develop the capability to support ourselves or to engage a third-party provider to provide those services and support. The charges for the services were on a cost-plus basis (with a mark-up to reflect the management and administrative cost of providing the services). The services generally commenced on the date of the Separation and were intended to terminate between six and twelve months of the date of the Separation, with the option to extend or convert the services to longer term under the Master Service Agreement. All services under the Transition Services Agreement have either terminated or have been included in the Master Services Agreement executed on December 23, 2024 and effective on January 1, 2025 discussed below.

Master Services Agreement

On September 26, 2022, we entered into a master services agreement with H-D pursuant to which H-D provided us with certain services that we did not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, safety investigation, and marketing vehicle and fleet center, as we may request from time to time. On December 23, 2024, we entered into a new Master Services Agreement (the “Master Services Agreement”) with H-D. The Master Services Agreement became effective on January 1, 2025, and terminated the master services agreement, dated September 22, 2022, between LiveWire and H-D. Pursuant to the Master Services Agreement, H-D will continue to provide LiveWire with certain services that LiveWire determined would be better outsourced at this time, including services that support testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, and other corporate support services. The new Master Services Agreement incorporates a subset of support services previously provided under the now expired Transition Services Agreement including services where LiveWire utilizes H-D’s subject matter experts for targeted guidance or allow LiveWire to leverage H-D’s systems or equipment for cost savings purposes. The Master Services Agreement contemplates that each of the services shall be provided to LiveWire as detailed under the terms of the Master Services Agreement and the exhibit thereto or as set forth in a separate, mutually agreed upon letter agreement. The Master Services Agreement also provides that any service or project not contemplated by the Master Services Agreement will be set forth in a separate, mutually agreed upon side letter or letter agreement, and any fee for such service or project will be separate than the fee provided for in the Master Services Agreement. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any related letter agreement for additional services may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year upon 180 days written notice, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services will be a flat monthly fee representing cost plus a markup. A joint steering committee composed of senior executives and/or designees of each party will meet annually to formulate a forecast and plan for LiveWire’s anticipated service needs, as well as adjust the monthly fee as appropriate, and will oversee the progress of the services and address any disputes.
Contract Manufacturing Agreement
On September 26, 2022, we entered into a Contract Manufacturing Agreement with H-D (the “Contract Manufacturing Agreement”) pursuant to which H-D provides contract manufacturing and procurement services to us for the products in our LiveWire platform, as well as future anticipated platforms. H-D is our exclusive manufacturer for these platforms for five years from the date that H-D begins manufacturing the relevant platform (and five years from the Separation for the LiveWire platform). Following this exclusivity period, we may terminate the agreement for one or more products within the relevant platform upon two years notice, subject to payment of certain termination charges (which are intended to compensate H-D for its capital investment and other sunken costs). The Contract Manufacturing Agreement may also be terminated, in whole or part, by either party upon the other party’s material, uncured breach, inability to perform its obligations for more than six months due to a force majeure event, bankruptcy or insolvency, or change of control. On February 14, 2024, the Contract Manufacturing Agreement was amended to extend the period of which H-D is the exclusive manufacturer from five years as described above to six years.

Beginning for calendar year 2026, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up on H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.

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

Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the years ended December 31, 2024, 2023, and the period subsequent to the Business Combination in 2022 there are $19,533 thousand, $23,433 thousand, and $1,685 thousand respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D, $19,611 thousand, $17,053 thousand, and $1,585 thousand are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement for the years ended December 31, 2024, 2023, and the period subsequent to the Business Combination in 2022, respectively. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold. Also included in the total Cost of goods sold with H-D for the years ended December 31, 2024 and 2023 is a reduction in expense of $153 thousand and a provision of $6,309 thousand, respectively, related to a liability for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement.
Selling, administrative and engineering - During the years ended December 31, 2024, 2023, and the period subsequent to the Business Combination in 2022 there were $10,164 thousand, $14,993 thousand, and $3,485 thousand respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.
Accounts payable to related party - As of December 31, 2024 and 2023, there is $9,762 thousand and $20,371 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of December 31, 2024 and 2023, $2,914 thousand and $10,020 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement, $692 thousand and $4,042 thousand, respectively, is associated with services under the various service agreements with H-D, and $6,156 thousand and $6,309 thousand, respectively, is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.
Financing from Business Combination
The Business Combination resulted in net proceeds of approximately $293.7 million from related parties as described in Note 4, Business Combination. The Business Combination further resulted in adjustments for assets and liabilities, and the related currency translation adjustments, which will remain with H-D in accordance with the separation agreement. As of the year ended December 31, 2022 the adjustments resulted in a net increase of $5,183 thousand to Additional paid-in capital. For additional information around the Business Combination, refer to Note 4 Business Combination.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of December 31, 2024, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.
Other Transactions

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through Harley Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of December 31, 2024 and 2023, there is $356 thousand and $3,351 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

During the years ended December 31, 2024, 2023, and the period subsequent to the Business Combination in 2022, the Company recorded $96 thousand, $113 thousand, and $141 thousand, respectively, in related party sales between the Company and H-D with $74 thousand, $71 thousand, and $100 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes to H-D. As of December 31, 2024 and 2023, there was $43 thousand and $51 thousand, respectively, due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. The Company provided notice to H-D to terminate this lease effective February 28, 2025. On August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period, which expired on September 26, 2024 and is now renewed on a month-to-month basis. On September 4, 2024, the Company entered into a lease agreement with H-D to sublease office space in California, which expires on October 31, 2027. These are classified as operating leases. As of December 31, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $82 thousand, $43 thousand, and $40 thousand, respectively. As of December 31, 2023, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the consolidated balance sheets were $274 thousand, $162 thousand, and $112 thousand, respectively. In addition, the Company incurred $177 thousand, $176 thousand, and $45 thousand respectively, in rent expense during the years ended December 31, 2024, 2023, and the period subsequent to the Business Combination in 2022, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

In conjunction with the relocation of LiveWire Labs from California, announced in 2024, the Company moved its equipment from LiveWire Labs to an H-D location in Milwaukee, Wisconsin in September 2024. During the fourth quarter of 2024, the Company began occupying a portion of the space in the H-D location, including operating certain of its equipment, and using a portion for office space. As of December 31, 2024, the Company and H-D were finalizing the terms of a lease for space in this as building.

The Company and H-D finalized negotiations and executed a lease agreement related to this space on January 30, 2025. The Company will record an ROU asset and ROU liability of approximately $500 thousand in the first quarter of 2025, which has been reduced for a $500 thousand lease incentive to be provided from H-D for tenant improvements. The initial term of the agreement is 60 months with a renewal option for another 60 months. As of the current date, the Company does not believe it is reasonably certain of exercising the renewal option and, therefore, the lease term is 60 months.
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
Manufacturing cost of goods sold
The Company’s electric motorcycles are produced in manufacturing facilities shared with H-D. Certain costs of goods sold for shared facilities and shared manufacturing of $3,402 thousand for the period prior to the Business Combination in the year ended December 31, 2022 were specifically identified or allocated, mainly based on standard cost of production.
Operating expense allocation
H-D provided technology support, marketing, engineering, shared assets, finance, and other corporate and administrative services such as treasury, human resources, and legal, to the Company. These expenses of $2,702 thousand, in the year ended December 31, 2022 subsequent to Business Combination in the year ended December 31, 2022, have been allocated to the Company and are included in Selling, administrative and engineering expense in the consolidated statements of operations and comprehensive loss, where direct assignment of costs incurred by H-D was not possible or practical. These costs were allocated using related drivers associated with the nature of the business, such as gross revenue and wholesale motorcycle shipments. As a result, the allocations of these costs fluctuated based on changes in these drivers. Other cost allocation metrics, such as headcount and square footage, were not deemed appropriate given the Company’s reliance on facilities and personnel that are shared with H-D.
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

For the 9 months ended
Net contribution from H-D reconciliation to transfers from H-D	September 25, 2022
Net contribution from H-D	$79,922
Settlement of notes payable to related party and accrued interest	(21,610)
Transfer of assets to H-D	568
Stock compensation expense	171
Transfers from H-D per cash flow statement	$59,051
During the year ended December 31, 2022, the Company borrowed $15,333 thousand under the lines of credit agreements prior to their final settlement on June 24, 2022. Pursuant to the Separation Agreement, H-D elected to settle all notes payable to related party outstanding as of June 24, 2022, including accrued interest, through capital contribution and without any cash being exchanged between the Company and H-D. The settlement included the principal amount and accrued interest of $20,766 thousand and $844 thousand, respectively. The capital contribution to settle the notes payable and accrued interest increased the Net Parent company investment on the consolidated balance sheets.

17. Reportable Segments and Geographic Information

The Company’s reportable segments and significant segment expenses are determined based on how the Company’s Chief Operating Decision Maker (CODM) assesses performance and decides how to allocate resources for the Company.

The Company’s Chief Executive Officer is the Company’s CODM. Operating loss is the measure of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments.

Operating loss is used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Operating loss is also used to allocate human and capital resources among the reportable segments. Additionally, operating loss is a key metric used to establish and pay variable compensation to employees at all levels.

The Company operates in two segments: Electric Motorcycles and STACYC. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Company’s products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales. Prior to November 5, 2024, the Company’s products were sold at retail through select international partners primarily in Europe.

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

Selected segment information is set forth below for the years ended December 31, (in thousands):

	2024	2023	2022
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$8,381	$11,548	$13,999
Cost of goods sold	27,018	27,297	23,268
Selling, administrative and engineering expense:
People Costs (1)	45,507	49,672	34,938
Other segment items (2)	41,356	51,190	44,898
Total selling, administrative and engineering expense	86,863	100,862	79,836
Operating loss	$(105,500)	$(116,611)	$(89,105)
STACYC
Electric balance bikes, parts and accessories and apparel revenue, net	18,252	26,475	32,834
Cost of goods sold	12,398	16,498	20,661
Selling, administrative and engineering expense:
People Costs (1)	3,877	3,489	2,473
Marketing (3)	2,894	3,032	2,431
Other segment items (4)	3,939	2,834	3,119
Total selling, administrative and engineering expense	10,710	9,355	8,023
Operating (loss) income	$(4,856)	$622	$4,150
Consolidated operating loss	(110,356)	(115,989)	(84,955)
Other income, net	—	—	235
Interest expense related party	—	—	(475)
Interest income	5,704	10,537	1,191
Change in fair value of warrant liabilities	10,770	(4,020)	5,033
Loss before income taxes	$(93,882)	$(109,472)	$(78,971)

(1)     People expenses include salary and related fringe costs, including payroll tax and health and welfare costs, as well as short-term incentive compensation and long-term incentive compensation in the form of share-based awards.
(2)     Other segment items for Electric Motorcycles include depreciation and amortization, marketing, rent and facilities costs, warranty, supplies and materials, costs paid for services performed by H-D under the TSA and MSA agreements, travel costs, other professional services and miscellaneous expenses. These costs are all included in Selling, administrative and engineering expense.
(3)     Marketing expenses include costs related to digital and print media, social media, website maintenance, consumer experiences, product placement, sponsorships and market research.
(4)     Other segment items for STACYC include depreciation and amortization, rent and facilities costs, warranty, supplies and materials, travel costs, other professional services and miscellaneous expenses. These costs are all included in Selling, administrative and engineering expense. These costs are all included in Selling, administrative and engineering expense.

Additional segment information is set forth below as of December 31, (in thousands):

	Electric Motorcycles	STACYC	Consolidated
2024:
Assets	$120,530	$27,430	$147,960
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$9,690	$351	$10,041
Non-cash stock compensation expense	$4,159	$467	$4,626
Capital expenditures	$7,972	$96	$8,068
2023:
Assets	$232,981	$33,166	$266,147
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$5,312	$520	$5,832
Non-cash stock compensation expense	$8,506	$420	$8,926
Capital expenditures	$13,453	$9	$13,462
2022:
Assets	$323,108	$28,697	$351,805
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$3,882	$519	$4,401
Non-cash stock compensation expense	$367	$27	$394
Capital expenditures	$14,081	$—	$14,081

Customer Information - For the year ended December 31, 2024, no single customer or customer group represented 10% or greater of net accounts receivable. For the years ended December 31, 2023 and 2022, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 31%, and 33% for the years ended 2023 and 2022, respectively, and were included in the STACYC segment.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2024	2023	2022
Revenue, net (1):
United States	$21,413	$30,457	$36,256
Austria	1,055	4,585	4,975
Other countries	4,165	2,981	5,602
	$26,633	$38,023	$46,833

Long-lived assets(2):
United States	$34,012	$37,682	$31,567
International	—	—	—
	$34,012	$37,682	$31,567
(1)Revenue is attributed to geographic regions based on location of customer.
(2)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

18. Restructuring

On April 24, 2024, the Company announced a plan (“April 2024 Plan”) to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California, to Milwaukee, Wisconsin, and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability.

In conjunction with this plan, the Company recorded $3,043 thousand of employee termination benefits, primarily severance, during the year ended December 31, 2024 within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycle segment. Of this amount, $1,797 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712, Compensation – Nonretirement Postemployment Benefits (“ASC 712”). Additionally, the Company incurred $709 thousand of expenses for the year ended December 31, 2024 related to employee relocation and equipment move costs in conjunction with these actions, which was recorded within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycles segment. As of December 31, 2024, there is $304 thousand remaining to be paid related to this reorganization. This amount will be paid in 2025 and there are no other amounts expected to be incurred under this plan.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function (“September 2024 reorganization”), including consolidating each of these functions under singular leadership and other headcount reductions. In conjunction with this reorganization, the Company recorded $1,271 thousand of employee termination benefits, primarily severance, for the year ended December 31, 2024. This amount was recorded within the Electric Motorcycles segment and presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss. Of this amount, $776 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712. As of December 31, 2024, there is $371 thousand remaining to be paid related to this reorganization. This amount will be paid in 2025 and there are no other amounts expected to be incurred under this reorganization.

The Company recognized a reduction in stock compensation expense of $3,753 thousand in the year ended December 31, 2024 resulting from forfeitures of awards related to employees who terminated during 2024 resulting from the above actions. The Company also recorded $863 thousand of accelerated depreciation related to LiveWire Labs leasehold improvements resulting from the move from Mountain View, California to Milwaukee, Wisconsin in the year ended December 31, 2024. These amounts were recorded within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycles segment.

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2023	$—	$—	$—
Reserve Established:
April 2024 Plan	3,043	709	3,752
September 2024 reorganization	1,271	—	1,271
Total Reserve Established	4,314	709	5,023
Payments:
April 2024 Plan	(2,751)	(697)	(3,448)
September 2024 reorganization	(900)	—	(900)
Total Payments	(3,651)	(697)	(4,348)
Balance at December 31, 2024	$663	$12	$675

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes are in accordance with U.S. GAAP. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 by the Company's registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers as of the date of this Annual Report are as follows:

Name	Age*	Position
Executive Officers:

Karim Donnez	48	Chief Executive Officer
Tralisa Maraj	49	Chief Financial Officer
Ryan Ragland	49	Head of Product Development & Design
Allen Gerrard	52	General Counsel & Board Secretary
Jon Bekefy	48	Head of Global Sales & Marketing

Non-Employee Directors:

William Cornog	60	Director
John Garcia	68	Director
Kjell Gruner	57	Director
Glen Koval	50	Director
Paul Krause	46	Director
Luke Mansfield	48	Director
Hiromichi Mizuno	59	Director
Jonathan Root	51	Director
Jochen Zeitz	61	Board Chairman

*As of February 21, 2025

Executive Officers

Karim Donnez is Chief Executive Officer of LiveWire. Mr. Donnez joins LiveWire from Bombardier Recreational Products Inc. (“BRP”) where he was most recently President of BRP’s Marine Group, having held various roles since joining the company in 2015, including SVP, Strategy, Business Development, IS&T and Transformation. Prior to joining BRP, Mr. Donnez held leadership positions at Rio Tinto, where most recently Mr. Donnez served as General Manager, Refinery & Energy for Rio Tinto Kennecott. Mr. Donnez also oversaw business transformation initiatives as part of corporate global functions. Mr. Donnez started his career at Accenture as an Analyst (formerly Anderson Consulting) in 2000 and departed in 2008 as a Senior Manager. Mr. Donnez holds an MSc in Engineering from Arts et Métiers Paris Tech and an MBA from HEC Montréal. Mr. Donnez currently serves on the board of directors of Oliva Tech.

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

Ryan Ragland was appointed as our Head of Product Development and Design at LiveWire in November 2024 where he leads innovative product and design strategies. In 2016, Mr. Ragland co-founded StaCyc which introduced the first electric balance bike and transformed how young riders experience motorcycling. Upon StaCyc being acquired by Harley-Davidson in 2019, Mr. Ragland continued in a leadership role as CEO and Chief of Brand and Product of StaCyc. Mr. Ragland previously worked as a Principal Engineer at Rev.1 Engineering where he contributed to medical device advancements. Mr. Ragland also held several titles at KTM North America, Inc., where he managed R&D programs and advanced product testing strategies. Mr. Ragland holds a Bachelor of Science degree in Mechanical Engineering from San Diego State University.

Allen Gerrard is our General Counsel & Board Secretary. Mr. Gerrard joins LiveWire from Harley-Davidson (“H-D”) where he was most recently Assistant General Counsel, Products & Strategy and Assistant Secretary. Mr. Gerrard held several legal leadership roles at H-D providing guidance to H-D’s leadership team since 2017. Prior to joining H-D, Mr. Gerrard held various legal positions at PepsiCo, Inc., GE Healthcare and Fiserv, Inc. Mr. Gerrard holds a J.D. from Pace University Elizabeth Haub School of Law in White Plains, N.Y. and a B.A. in Political Science from the University of Colorado Boulder.

Jon Bekefy was appointed as our Head of Global Sales & Marketing at LiveWire in November 2024 where he leads global sales, marketing, and digital efforts. Prior to joining LiveWire, Mr. Bekefy served as the GM of Brand Marketing for Harley-Davidson from 2019-2021. Prior to Harley-Davidson, Mr. Bekefy was instrumental in electric vehicle start-ups at Alta Motors from 2015-2017 serving in marketing leadership, and at Mission Motors from 2013 to 2015. Jon Holds a B.A. from the University of Delaware.

Non-Employee Directors

William L. Cornog has served on the Board since September 2022 and serves as the Chairman of the Audit and Finance Committee and the Conflicts Committee. Mr. Cornog is the former head of KKR Capstone (2002-2022), the portfolio operations team of KKR & Co. In addition to leading Capstone, Mr. Cornog chaired KKR’s Portfolio Management Committees for the Americas, Europe, Asia, Infrastructure, Impact & Technology Growth and was a member of the Investment & Distribution and Valuation Committees. Prior to joining KKR, Mr. Cornog was with Williams Communications Group as the Senior Vice President and General Manager of Network Services. Prior to that, Mr. Cornog was a partner at The Boston Consulting Group and worked at Age Wave Communications and SmithKline Beckman Corporation (GSK). Mr. Cornog served as a board member at Channel Control Merchants from June 2020-March 2024, which was a KKR portfolio company. Mr. Cornog currently serves as a board member of Brightview Holdings, Inc. (NYSE: BV), and as a board member and Chairman of the Value Creation Committee at Azenta (AZTA), both publicly traded companies. Private company and philanthropic boards include Griffin Highline, Blue Crow Sports Group, and The Knight Campus at the University of Oregon. Mr. Cornog earned a B.A. from Stanford University and an M.B.A. from Harvard Business School.

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

Dr. Kjell Gruner has served on the Board since September 2022. Dr. Gruner is currently the President and CEO of the Volkswagen Group of America since December 2024, and served previously as Chief Commercial Officer and President, Business Growth of Rivian from September 2023. Previously he was the President and Chief Executive Officer of Porsche Cars North America from November 2020 to July 2023. Dr. Gruner served as the global Chief Marketing Officer of Porsche from September 2010 to October 2020 and as Director of Strategy Mercedes-Benz Cars during his tenure at Daimler AG from 2004 to 2010. Prior to that time, he worked for Porsche and for the Boston Consulting Group (BCG). Dr. Gruner earned a Master’s Degree from Karlsruhe Institute of Technology and a PhD S.C.L in Marketing from WHU–Otto Beisheim School of Management.

Glen Koval has served on the Board since September 2022 and is currently the Senior Vice President of Global Motorcycle Development at Harley-Davidson. Mr. Koval has held several leadership positions at Harley-Davidson that includes serving as Vice President of Motorcycle Development from August 2022 to July 2024, Vice President of Engineering from January 2021 to July 2022, General Manager of Engineering from May 2020 to January 2021, and Chief Engineer from January 2017 to May 2020. Mr. Koval holds a Bachelor of Engineering from Marquette University and an MBA from Concordia University-Wisconsin.

Paul Krause has served on the Board since June 2023 and is currently the Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary of Harley-Davidson, Inc. Mr. Krause joined Harley-Davidson in 2016 where he has served in various roles, which includes Interim Chief Legal Officer and Assistant General Counsel. Additionally, Mr. Krause is responsible for leading the global legal support for Harley-Davidson, Inc. in all areas including public company operations, corporate governance, global compliance, manufacturing, sales, dealer support, litigation, trademarks, and intellectual property. Mr. Krause oversaw the separation of LiveWire from Harley-Davidson in March 2020 and the process of establishing LiveWire

Group, Inc. as a separate public company. Prior to joining Harley-Davidson, Mr. Krause was an attorney for ArcelorMittal, a global steel manufacturer, and the law firm of Littler Mendelson. Mr. Krause graduated from Marquette University Law School in 2004 and from Drake University, with a Bachelor of Science in Business Administration in 2000.

Luke Mansfield has served on the Board since February 2024 and has over 20-years of experience leading growth, product, strategy, and innovation for some of the world’s most iconic companies. Mr. Mansfield joined Harley-Davidson in October 2018 and is currently the Chief Commercial Officer. At Harley-Davidson, Mr. Mansfield has held various leadership roles including Vice President – Chief Strategy Officer from 2018 to 2020 and Vice President-Motorcycle Management from 2020 to January 2024. Additionally, Mr. Mansfield has held and succeeded in global leadership roles within automotive, consumer electronics, and FMCG companies. Mr. Mansfield holds a Master’s Degree in Chemistry from the University of Oxford.

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

Jonathan Root has served on the Board since July 2023 and is the Chief Financial Officer and President Commercial of Harley-Davidson, Inc. He previously served as the SVP of Harley-Davidson Financial Services (“HDFS”) where he oversaw the global HDFS business as President of Eaglemark Savings Bank, President of Harley-Davidson Insurance, and President of all other HDFS subsidiaries. Mr. Root has been responsible for both strategy and execution of Harley-Davidson’s motorcycle retail lending, branded credit card partnerships, commercial lending, and retail/commercial/insurance operations. Mr. Root has over 25 years of financial services and corporate finance experience. Mr. Root joined HDFS in 2011 and has held multiple roles across Harley-Davidson including VP, Insurance. Prior to HDFS, Mr. Root held a variety of roles at Ally Financial, Inc., GMAC Financial Services, Inc., and General Motors, Inc. Mr. Root holds an MBA from the University of Detroit Mercy and a Bachelor of Science in Corporate Finance from Wayne State University.

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

The other information required by this Item will be included in the Proxy Statement under the caption Board Matters and Corporate Governance and is incorporated by reference herein. The information on beneficial ownership reporting compliance will be contained under the caption Delinquent Section 16(a) Reports in the Proxy Statement and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement under the captions Executive Compensation and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the Proxy Statement under the caption Common Stock Ownership of Certain Beneficial Owners and Management and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company's Proxy Statement under the captions Certain Transactions and Relationships and Board Matters and Corporate Governance and are incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company's Proxy Statement under the caption Independent Registered Public Accounting Firm and is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

Reference is made to the separate Index to Exhibits contained on the following pages filed herewith.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

LIVEWIRE GROUP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Years Ended
	2024	2023	2022
Accounts receivable - Allowance for doubtful accounts
Balance, beginning of period	$140	$211	$66
Provision charged to expense	231	52	169
Reserve adjustments	—	—	(16)
Write-offs, net of recoveries	(69)	(123)	(8)
Balance, end of period	$302	$140	$211
Inventories - Allowance for obsolescence
Balance, beginning of period	$3,539	$1,320	$7,021
Provision charged to expense	1,957	2,219	1,074
Reserve adjustments (1)	—	—	(6,691)
Write-offs, net of recoveries	(835)	—	(84)
Balance, end of period	$4,661	$3,539	$1,320
Deferred tax assets - Valuation allowance
Balance, beginning of period	$9,693	$8,312	$915
Adjustments	3,555	1,381	7,397
Balance, end of period	$13,248	$9,693	$8,312
(1) In connection with the Business Combination, the reserve adjustments represent the inventory reserves retained by H-D related to H-D branded electric motorcycles and related products. See Note 4, Business Combination, for further details.

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
4.3	Description of our Securities					*
10.1	Form of Indemnification Agreement	8-K	001-41511	9/30/2022	10.1
10.2	Form of Investment Agreement	S-4	333-262573	2/7/2022	10.3
10.3	Registration Rights Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and the holders party thereto	8-K	001-41511	9/30/2022	10.3
10.4+	LiveWire Group, Inc. 2022 Incentive Award Plan	8-K	001-41511	9/30/2022	10.4
10.5#	Separation Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.5
10.6	Tax Matters Agreement, dated September 26, 2022, by and among LiveWire Group, Inc. and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.6
10.7#	Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson Motor Company Group, LLC	8-K	001-41511	9/30/2022	10.7
10.8#	Amended and Restated Master Services Agreement, dated as of December 23, 2024, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	12/26/2024	10.1#
10.9#	Intellectual Property Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.10
10.10#	Trademark License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.11
10.11#	Joint Development Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.12
10.12+	Employee Matters Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.13
10.13#	KYMCO Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Kwang Yang Motor Co., Ltd	8-K	001-41511	9/30/2022	10.14

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
10.14	Investor Support Agreement, dated as of December 12, 2021, by and among AEA-Bridges Sponsor LLC, LiveWire EV, LLC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), Harley-Davidson, Inc., John Garcia, John Replogle, and George Serafeim	S-4	333-262573	5/20/2022	10.16
10.15#	Long Term Collaboration Agreement, dated as of December 12, 2021, by and between LiveWire EV, LLC and Kwang Yang Motor Co., Ltd.	S-4	333-262573	2/7/2022	10.7
10.16+	Director Compensation Policy					*
10.17+	LiveWire Group, Inc. Non-Employee Director Compensation Policy					*
10.18+	Form of Restricted Stock Unit Award Agreement					*
10.19+	Form of Restricted Stock Unit Award Agreement – Non-compete					*
10.20+	Form of Restricted Stock Unit Award – International					*
10.21+	Form of Performance Stock Unit Award Agreement					*
10.22	LiveWire Group, Inc. Executive Severance Plan	8-K	001-41511	5/10/2023	10.1
10.23	Convertible Delayed Draw Term Loan Agreement	8-K	001-41511	2/16/2024	10.1
19.1	LiveWire Group, Inc. Insider Trading Compliance Policy					*
21.1	Listing of LiveWire Group, Inc. Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)					*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)					*
32.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350					**
97	LiveWire Group, Inc. Clawback Policy	10-K	001-41511	2/23/2024	97
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

LiveWire Group, Inc.

By:	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

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