Form 10-Q
period 2025-03-31
LiveWire Group, Inc.
filed 2025-05-06
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 2, 2025: 203,566,228 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended March 31, 2025

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

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’ electric vehicles; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects of competition on the Company’s future business, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; the Company’ ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; risks related to challenges the Company faces as a pioneer into the highly-competitive and rapidly-evolving electric vehicle industry; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; our ability to manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; the Company’s ability to rely on third-party and public charging networks; the Company’s ability to attract and retain key personnel; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse judgments; the possibility that the Company may be adversely affected by other economic, business or competitive factors and/or publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements are made as of the date of the filing of this report May 6, 2025, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly

Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Revenue, net	$2,743	$4,978
Costs and expenses:
Cost of goods sold (including related party amounts of $1,160 and $5,176 for the three months ended March 31, 2025 and 2024, respectively; see Note 11)	4,911	9,105
Selling, administrative and engineering expense (including related party amounts of $1,404 and $2,948 for the three months ended March 31, 2025 and 2024, respectively; see Note 11)	18,498	26,295
Total operating costs and expenses	23,409	35,400
Operating loss	(20,666)	(30,422)
Interest income	504	2,016
Change in fair value of warrant liabilities	905	4,758
Loss before income taxes	(19,257)	(23,648)
Income tax provision (benefit)	14	(4)
Net loss	(19,271)	(23,644)
Other comprehensive loss:
Foreign currency translation adjustments	(15)	(18)
Comprehensive loss	$(19,286)	$(23,662)

Net loss per share, basic and diluted (Note 5)	$(0.09)	$(0.12)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$46,222	$64,437
Accounts receivable, net	3,622	3,874
Accounts receivable from related party	—	399
Inventories, net	28,491	26,942
Other current assets	3,281	2,709
Total current assets	81,616	98,361
Property, plant and equipment, net	31,420	34,012
Goodwill	8,327	8,327
Deferred tax assets	12	7
Lease assets	1,126	765
Intangible assets, net	995	1,058
Other long-term assets	4,758	5,430
Total assets	$128,254	$147,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,557	$1,738
Accounts payable to related party	15,384	9,762
Accrued liabilities	11,307	17,960
Current portion of lease liabilities	351	394
Total current liabilities	28,599	29,854
Long-term portion of lease liabilities	774	405
Deferred tax liabilities	135	118
Warrant liabilities	644	1,549
Other long-term liabilities	908	919
Total liabilities	31,060	32,845
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 204,033 issued and 203,566 outstanding as of March 31, 2025 and 203,787 issued and 203,423 outstanding as of December 31, 2024	20	20
Treasury Stock, at cost: March 31, 2025 - 467 shares and December 31, 2024 - 364 shares	(3,663)	(3,413)
Additional paid-in-capital	346,024	344,409
Accumulated deficit	(245,184)	(225,913)
Accumulated other comprehensive (loss) income	(3)	12
Total shareholders' equity	97,194	115,115
Total liabilities and shareholders' equity	$128,254	$147,960
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(19,271)	$(23,644)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,085	2,326
Change in fair value of warrant liabilities	(905)	(4,758)
Stock compensation expense	1,615	2,282
Provision for doubtful accounts	13	3
Deferred income taxes	12	(7)
Inventory write-down	809	2,522
Other, net	(199)	4
Changes in current assets and liabilities:
Accounts receivable, net	239	2,206
Accounts receivable from related party	399	2,351
Inventories	(2,358)	(5,505)
Other current assets	(155)	24
Accounts payable and accrued liabilities	(6,396)	(6,046)
Accounts payable to related party	5,622	5,316
Net cash used by operating activities	(17,490)	(22,926)
Cash flows from investing activities:
Capital expenditures	(613)	(3,239)
Net cash used by investing activities	(613)	(3,239)
Cash flows from financing activities:
Repurchase of common stock	(250)	(706)
Net cash used by financing activities	(250)	(706)
Effect of exchange rate changes on cash and cash equivalents	138	—
Net decrease in cash and cash equivalents	$(18,215)	$(26,871)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$64,437	$167,904
Net decrease in cash and cash equivalents	(18,215)	(26,871)
Cash and cash equivalents—end of period	$46,222	$141,033

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$(3,413)	$115,115
Net loss	—	—	—	(19,271)	—	—	(19,271)
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	(15)
Share-based compensation	246	—	1,615	—	—	—	1,615
Repurchase of common stock	—	—	—	—	—	(250)	(250)
Balance, March 31, 2025	204,033	$20	$346,024	$(245,184)	$(3)	$(3,663)	$97,194

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$(1,969)	$205,863
Net loss	—	—	—	(23,644)	—	—	(23,644)
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation	200	—	2,282	—	—	—	2,282
Repurchase of common stock	—	—	—	—	—	(706)	(706)
Balance, March 31, 2024	203,410	$20	$342,065	$(155,632)	$(1)	$(2,675)	$183,777

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation

LiveWire Group, Inc., a Delaware corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company,” or “LiveWire.” The Company designs and sells electric motorcycles, electric balance bikes, and electric bikes with related parts, accessories, and apparel. The Company operates in two segments: Electric Motorcycles and STACYC.

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

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of March 31, 2025, the consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the three month periods ended March 31, 2025 and 2024.

Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

2. New Accounting Standards

Recently Adopted Accounting Standards

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance was effective for the fiscal years beginning after December 15, 2023. The Company adopted this guidance as of December 31, 2024, which resulted in enhanced quantitative and qualitative disclosures provided in Note 12 Reportable Segments and Geographic Information related to the items described above.

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Electric Motorcycles
Electric motorcycles	$140	$1,007
Parts, accessories and apparel	279	237
	$419	$1,244
STACYC
Electric balance bikes and electric bikes	$1,679	$2,616
Parts, accessories and apparel	645	1,118
	$2,324	$3,734
Total Revenue, net	$2,743	$4,978

Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes, electric bikes as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. S2 electric motorcycles, being motorcycles produced from LiveWire’s S2 platform using the Arrow Architecture model, contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycles is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

The Company offers sales incentive programs to independent dealers, distributors and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. During the first quarter of 2024, the Company revised its retail partner strategy in the Electric Motorcycles segment and introduced new incentives with its retail partners resulting in $419 thousand of adjustments for variable consideration related to previously recognized sales. Adjustments for variable consideration for the three months ended March 31, 2025 were not material.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment as necessary. The refund asset of $478 thousand and $377 thousand were included in Other current assets as of March 31, 2025 and December 31, 2024, respectively, and $343 thousand and $154 thousand of the refund liability were included in Accrued liabilities as of March 31, 2025 and December 31, 2024, respectively, in the Company’s consolidated balance sheets. The remainder of the refund liability of $163 thousand and $252 thousand were recorded in Accounts payable to a related party as of March 31, 2025 and December 31, 2024, respectively, in the Company’s consolidated balance sheets, as these amounts will be repaid to Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs in Cost of goods sold. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its electric motorcycles, electric balance bikes, electric bikes and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $190 thousand and $174 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $376 thousand and $393 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. The Company expects to recognize $190 thousand included in Accrued Liabilities as of March 31, 2025 over the next twelve months. The Company expects to recognize $376 thousand included in Other long-term liabilities at March 31, 2025 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended March 31, 2025 and 2024 was $30 thousand and $70 thousand, respectively.

4. Income Taxes

The Company’s effective income tax rate was (0.1)% and 0% for the three months ended March 31, 2025 and 2024.

The Company’s effective tax rate for each period differs from the U.S. statutory rate of 21% as the Company is not recognizing an income tax benefit related to the losses generated in the U.S. as there is not sufficient positive evidence regarding the ability to realize the benefit of these losses.

5. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net loss available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed using the weighted-average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards- restricted stock, performance share units, and warrants. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the potentially dilutive shares were anti-dilutive in those periods.

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2025	March 31, 2024
Net loss	$(19,271)	$(23,644)

Basic weighted-average shares outstanding	203,480	203,100
Effect of dilutive securities – warrants	—	—
Effect of dilutive securities – employee stock compensation awards	—	—
Diluted weighted-average shares outstanding	203,480	203,100
Earnings per share (1):
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three months ended March 31, 2025 and 2024, 3,253 thousand and 3,118 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2025 and 2024, respectively, 30,365 thousand warrants were excluded from the computation of diluted net loss per share in both periods because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes and electric bikes. Inventories, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and work in process	$113	$—
Electric motorcycles, electric balance bikes and electric bikes	26,547	24,862
Parts and accessories and apparel	1,831	2,080
Inventories, net	$28,491	$26,942

Accrued liabilities primarily include accrued capital expenditures of $1,551 thousand, accrued payroll and employee benefits of $2,202 thousand, accrued engineering costs of $2,732 thousand, and accrued restructuring of $174 thousand as of March 31, 2025. Accrued liabilities primarily include accrued capital expenditures of $1,989 thousand, accrued payroll and employee benefits of $5,757 thousand, accrued engineering costs of $2,614 thousand, accrued restructuring of $675 thousand and an accrual of $1,802 thousand for an unfavorable arbitration ruling related to a supplier claim (as discussed in Note 10) as of December 31, 2024.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of March 31, 2025 and December 31, 2024, respectively, and 10,500,000 Private Warrants outstanding as of March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025 and 2024, there were no redemptions or exercises of the Public Warrants or Private Warrants.

During the three months ended March 31, 2025 and 2024, the Company recognized income of $905 thousand and $4,758 thousand respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $644 thousand and $1,549 thousand as of March 31, 2025 and December 31, 2024, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35,000	$—	$—	$35,000
Liabilities:
Public Warrants	$421	$—	$—	$421
Private Placement Warrants	—	223	—	223
Share-based awards settled in cash	2	—	—	2
	$423	$223	$—	$646

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$52,000	$—	$—	$52,000
Liabilities:
Public Warrants	$1,013	$—	$—	$1,013
Private Placement Warrants	—	536	—	536
Share-based awards settled in cash	269	—	—	269
	$1,282	$536	$—	$1,818

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

9. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new electric motorcycles for a period of two years, except for the battery which is covered for five years. The Company also provides limited warranties on parts and accessories, electric balance bikes and electric bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues future warranty claims at the time of sale by the Company using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Balance, beginning of period	$881	$1,011
Warranties issued during the period	75	122
Settlements made during the period	(249)	(265)
Recalls and changes to pre-existing warranty liabilities	(155)	14
Balance, end of period	$552	$882

The liability for recall campaigns included in the above table was $65 thousand and $120 thousand as of March 31, 2025 and December 31, 2024, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall

Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of March 31, 2025 and December 31, 2024.

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

In 2024, the Company received an unfavorable arbitration ruling related to the resolution of a claim from a supplier. As a result of the ruling, the Company paid $1,802 thousand to the supplier in the three months ended March 31, 2025. As of December 31, 2024, the total amount owed to the supplier was recorded in Accrued liabilities on the consolidated balance sheet.

11. Related Party Transactions

In connection with the Business Combination, the Company entered into a number of agreements with H-D to govern and provide a framework for the relationship between the parties going forward pursuant to which the Company and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the separation from H-D that resulted in related party transactions include the Transition Services Agreement (effective through December 31, 2024), the master services agreement effective through December 31, 2024, the new Master Services Agreement (dated December 23, 2024, effective January 1, 2025), Contract Manufacturing Agreement, Joint Development Agreement, and Tax Matters Agreement. Refer to Note 16, Related Party Transactions, of the consolidated financial statements in the Company’s 2024 Form 10-K for additional details on the agreements entered into with H-D as part of, or subsequent to, the separation from H-D.
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three months ended March 31, 2025 and 2024, there are $1,160 thousand and $5,176 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D, for the three months ended March 31, 2025 and 2024, $1,150 thousand and $5,262 thousand, respectively, are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three months ended March 31, 2025 and 2024, there were $1,404 thousand and $2,948 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of March 31, 2025 and December 31, 2024, there is $15,384 thousand and $9,762 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of March 31, 2025 and December 31, 2024, $5,599 thousand and $2,914 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $2,013 thousand and $692 thousand, respectively, is associated with services under the various service agreements with H-D and $6,156 thousand in both periods, is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through HDFS. Therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of December 31, 2024, there was $356 thousand due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet. As of March 31, 2025, the Company owes HDFS $1,624 thousand for amounts remitted to dealers on behalf of the Company related to a marketing initiative, returns and incentive payments. This amount is included in Accounts payable to related party on the consolidated balance sheet.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of March 31, 2025, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.
Other Transactions
During the three months ended March 31, 2025 and 2024, the Company recorded $12 thousand and $20 thousand, respectively, in related party sales between the Company and H-D with $9 thousand and $15 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes and electric bikes to H-D. As of March 31, 2025, there is $8 thousand due from H-D which is presented as a reduction to Accounts payable to related party in the consolidated balance sheet. As of December 31, 2024, there was $43 thousand due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet.
In conjunction with the relocation of LiveWire Labs from California, announced in 2024, the Company moved its equipment from LiveWire Labs to an H-D location in Milwaukee, Wisconsin in September 2024. During the fourth quarter of 2024, the Company began occupying a portion of the space in the H-D location, including operating certain of its equipment, and using a portion for office space. The Company and H-D finalized negotiations and executed a lease agreement related to this space on January 30, 2025. The Company recorded an ROU asset and ROU liability of $488 thousand and $456 thousand, respectively, in the first quarter of 2025, which were reduced for a $500 thousand lease incentive to be provided from H-D for tenant improvements. The initial term of the agreement is 60 months with a renewal option for another 60 months. As of the current date, the Company does not believe it is reasonably certain of exercising the renewal option and, therefore, the lease term is 60 months.
On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. This lease was terminated effective February 28, 2025. On August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period, which expired on September 26, 2024 and was renewed on a month-to-month basis and terminated effective January 31, 2025. On September 4, 2024, the Company entered into a lease agreement with H-D to sublease office space in California, which expires on October 31, 2027. These are classified as operating leases.

As of March 31, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $503 thousand, $11 thousand, and $456 thousand, respectively. As of December 31, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $82 thousand, $43 thousand, and $40 thousand, respectively. In addition, the Company incurred $99 thousand and $44 thousand in rent expense during the three months ended March 31, 2025 and 2024, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

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

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids and an adult pedal assist electric bike that was introduced in March 2025. The STACYC segment also sells related parts, accessories, and apparel. STACYC products are sold in the U.S., Canada, Australia and Europe. The STACYC segment products are sold through independent retail partners in the U.S. and Canada, including powersports dealers, H-D dealers, bicycle retailers and direct to customers online. In Australia and Europe, STACYC sells its products through independent distributors and direct to customers online in Europe.

The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items are as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$419	$1,244
Cost of goods sold	3,400	6,471
Selling, administrative and engineering expense:
People Costs (1)	8,884	13,593
Other segment items (2)	7,488	10,187
Total selling, administrative and engineering expense	16,372	23,780
Operating loss	$(19,353)	$(29,007)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	2,324	3,734
Cost of goods sold	1,511	2,634
Selling, administrative and engineering expense:
People Costs (1)	911	896
Marketing (3)	472	790
Other segment items (4)	743	829
Total selling, administrative and engineering expense	2,126	2,515
Operating loss	$(1,313)	$(1,415)
Consolidated operating loss	(20,666)	(30,422)
Interest income	504	2,016
Change in fair value of warrant liabilities	905	4,758
Loss before income taxes	$(19,257)	$(23,648)

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

Additional segment information is set forth below (in thousands):

	Electric Motorcycles	STACYC	Consolidated
March 31, 2025:
Assets	$102,286	$25,968	$128,254
Goodwill	$7,668	$659	$8,327
December 31, 2024:
Assets	$120,530	$27,430	$147,960
Goodwill	$7,668	$659	$8,327

Three months ended March 31, 2025
Depreciation and amortization	$3,010	$75	$3,085
Stock compensation expense	$1,509	$106	$1,615
Capital Expenditures	$(613)	$—	$(613)
Three months ended March 31, 2024
Depreciation and amortization	$2,213	$113	$2,326
Stock compensation expense	$2,219	$63	$2,282
Capital Expenditures	$(3,229)	$(10)	$(3,239)

Customer Information - For the three months ended March 31, 2025, no single customer or customer group represented 10% or greater of consolidated revenue, net. For the three months ended March 31, 2024, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 19.2%, for the three months ended 2024 and were included in the STACYC segment.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations for the three months ended March 31, (in thousands):

	March 31, 2025	December 31, 2024

Long-lived assets(1):
United States	$31,420	$34,012
International	—	—
	$31,420	$34,012

(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	Three months ended
	March 31, 2025	March 31, 2024
Revenue, net (1):
United States	$2,197	$3,504
Austria	—	809
Other countries	546	666
	$2,743	$4,978

(1)Revenue is attributed to geographic regions based on location of customer.

13. Restructuring

On April 24, 2024, the Company announced a plan to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California, to Milwaukee, Wisconsin, and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability. Total cumulative costs associated with this plan were $3,752 thousand and there are no other amounts expected to be incurred under this plan. All costs associated with this plan were recognized in the prior year and no amounts were recognized in the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, there is $174 thousand remaining to be paid related to this plan, which will be paid in 2025.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. Total cumulative costs associated with this reorganization were $1,271 thousand and there are no other amounts expected to be incurred under this plan. All costs associated with this plan were recognized in the prior year and no amounts were recognized in the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, there are no amounts remaining to be paid related to this reorganization.

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2024	$663	$12	$675
Reserve Established:
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	—	—	—
Payments:
April 2024 Plan	(118)	(12)	(130)
September 2024 reorganization	(371)	—	(371)
Total Payments	(489)	(12)	(501)
Balance at March 31, 2025	$174	$—	$174

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand the Company, the Company’s financial condition and results of operations, and the Company’s present business environment. The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes in the 2024 Annual Report on Form 10-K.

Overview

LiveWire is an industry-leading all-electric vehicle brand with a mission to pioneer the rapidly growing two-wheel electric motorcycle space. The Company operates in two segments: Electric Motorcycles and STACYC.

The Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States and certain international markets, while the STACYC segment sells electric balance bikes, related parts and accessories and apparel in the United States and certain international markets. The STACYC segment launched an adult pedal assist electric bike in the United States in March 2025.

Electric motorcycles are sold at wholesale to a network of Independent Retail Partners, at retail through a Company-owned dealership and through online sales. Prior to November 5, 2024, the Company’s products were sold at retail through select international partners primarily in Europe. Electric balance bikes and electric bikes are sold at wholesale to independent dealers and independent distributors, as well as direct to customers online. As discussed below, on September 26, 2022 as part of the Business Combination, the Company, which included LiveWire branded electric motorcycles and STACYC, became a separate, publicly traded company.

For the three months ended March 31, 2025, the Company’s net loss was $19,271 thousand compared to $23,644 thousand for the three months ended March 31, 2024. The Company’s net losses reflect the early-stage nature of the Company’s business. The decrease in net loss of $4,373 thousand for the three months ended March 31, 2025, reflect the segment results and changes in interest income and the fair value of warrants discussed below.

For the three months ended March 31, 2025, the Electric Motorcycles segment operating loss was $19,353 thousand, compared to an operating loss of $29,007 thousand for the three months ended March 31, 2024, Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $9,654 thousand for the three months ended March 31, 2025.

For the three months ended March 31, 2025, the STACYC segment operating loss was $1,313 thousand, as compared to operating loss of $1,415 thousand for the three months ended March 31, 2024, Refer to the STACYC segment analysis below for further discussion on the decrease in operating loss of $102 thousand for the three months ended March 31, 2025.

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

2025 Outlook

For the remainder of 2025, LiveWire's focus continues to be on cost improvements, future electric motorcycle models and product innovation and development.

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

•Electric Balance Bike and Electric Bike Unit Sales (STACYC) – LiveWire defines Electric Balance Bike and Electric Bike Unit Sales as the number of electric balance bikes and pedal assist electric bikes sold by LiveWire for which LiveWire recognized revenue during the period.

•Independent Retail Partners (STACYC) – Independent Retail Partners as used with STACYC are independent entities under contract with STACYC to sell electric balance bikes, electric bikes and related products, and services.

The following table details the key business metric amounts for the periods indicated:

	Three months ended
	March 31, 2025	March 31, 2024
Wholesale Motorcycle Unit Sales (1)	32	74
Company Retail Motorcycle Unit Sales	1	43
Total LiveWire Motorcycle Unit Sales	33	117

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)(2)	1	43
Independent Retail Partners (3)	68	128
Total Retail Motorcycle Unit Sales	69	171

Electric Balance Bike and Electric Bike Unit Sales:
US	1,945	2,342
International	25	590
Total Electric Balance Bike and Electric Bike Unit Sales	1,970	2,932
(1) Effective November 5, 2024, the Company’s go-to-market strategy in Europe changed from selling direct to customers through international partners to selling at wholesale to independent dealers. International unit sales prior to November 5, 2024 are reflected as Company Retail Motorcycle Unit Sales, while international unit sales after November 5, 2024 are reflected as Wholesale Motorcycle Unit Sales.
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

The following table details the number of retail partners:

	As of	As of
	March 31, 2025	December 31, 2024
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners	90	88
Total Electric Motorcycles Retail Partners	91	89

STACYC
Independent Retail Partners:
U.S.	2,051	2,041
International	150	151
Total STACYC Independent Retail Partners	2,201	2,192
The Electric Motorcycles independent retail partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. LiveWire intends to grow this network as it expands its distribution capabilities.
LiveWire believes these key business metrics provide useful information to help investors understand and evaluate LiveWire’s business performance. Wholesale Motorcycle Unit Sales and Company Retail Motorcycle Unit Sales are key drivers of revenue and operating results for the Electric Motorcycles segment. Retail Motorcycle Unit Sales made through both the Company-owned dealership and Independent Retail Partners are a key measure of consumer demand and market share for LiveWire’s electric motorcycles. Total Electric Balance Bike and Electric Bike Unit Sales is a key driver of revenue and profit for STACYC.

Results of Operations

The following table presents consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Operating loss from Electric Motorcycles	$(19,353)	$(29,007)	$9,654	33.3%
Operating loss from STACYC	(1,313)	(1,415)	102	7.2%
Operating loss	(20,666)	(30,422)	9,756	32.1%
Interest income	504	2,016	(1,512)	(75.0)%
Change in fair value of warrant liabilities	905	4,758	(3,853)	(81.0)%
Loss before income taxes	(19,257)	(23,648)	4,391	18.6%
Income tax provision (benefit)	14	(4)	18	450.0%
Net loss	(19,271)	(23,644)	4,373	18.5%
Other comprehensive loss:
Foreign currency translation adjustments	(15)	(18)	3	16.7%
Comprehensive loss	$(19,286)	$(23,662)	$4,376	18.5%
Net loss per share, basic and diluted	$(0.09)	$(0.12)	$0.03	25.0%

Operating Loss

The Company reported an operating loss of $20,666 thousand for the three months ended March 31, 2025 compared to an operating loss of $30,422 thousand for the three months ended March 31, 2024. The Electric Motorcycles segment reported an operating loss of $19,353 thousand for the three months ended March 31, 2025, as compared to an operating loss of $29,007 thousand for the three months ended March 31, 2024. The STACYC segment reported operating loss of $1,313 thousand for the three months ended March 31, 2025, compared to an operating loss of $1,415 thousand for the three months ended March 31, 2024. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income

Interest income for the three months ended March 31, 2025 was $504 thousand, as compared to interest income of $2,016 thousand for the three months ended March 31, 2024. The decrease was primarily driven by the decrease in the balance of money market funds at March 31, 2025 as compared to the prior year. The Company had investments of $35,000 thousand and $135,000 thousand in money market funds as of March 31, 2025 and March 31, 2024, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2025 was income of $905 thousand, as compared to income of $4,758 thousand for the three months ended March 31, 2024. The income recognized was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants during the three months ended March 31, 2025 and 2024. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision (Benefit)

The income tax provision for the three months ended March 31, 2025 was $14 thousand, as compared to a benefit of $4 thousand for the three months ended March 31, 2024. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Revenue:
Electric motorcycles	$140	$1,007	$(867)	(86.1)%
Parts, accessories and apparel	279	237	42	17.7%
Revenue, net	419	1,244	(825)	(66.3)%
Cost of goods sold	3,400	6,471	(3,071)	(47.5)%
Gross profit	(2,981)	(5,227)	2,246	43.0%
Operating expenses:
Selling, administrative and engineering expense	16,372	23,780	(7,408)	(31.2)%
Operating loss	$(19,353)	$(29,007)	$9,654	33.3%

Revenue

Revenue for the three months ended March 31, 2025 decreased by $825 thousand, or 66.3%, to $419 thousand from $1,244 thousand for the three months ended March 31, 2024. Unit sales decreased by 71.8% from 117 units in 2024 to 33 units in 2025. The three months ended March 31,2024 included the release of Mulholland resulting in higher revenue units. Unit sales and revenue in the three months ended March 31, 2025 were reduced by returns, product mix, and impacted by the overall economic environment.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 decreased by $3,071 thousand, or 47.5%, to $3,400 thousand from $6,471 thousand for the three months ended March 31, 2024. Cost of sales for the three months ended March 31, 2025 decreased over the three months ended March 31, 2024 due to decreased unit sales as discussed above, lower net realizable value and other reserve adjustments of $2,120 thousand on less purchases during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, and increased depreciation expense of $895 thousand.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2025 decreased by $7,408 thousand, or 31.2%, to $16,372 thousand from $23,780 thousand for the three months ended March 31, 2024. The decrease was primarily driven by cost reduction activities initiated in 2024, including $4,709 thousand decrease in personnel costs primarily from headcount reductions in 2024 and $1,203 thousand reduction in fees paid to H-D for services under the new master services arrangement and other reductions related to the movement of LiveWire Labs from California to Milwaukee, Wisconsin.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$1,679	$2,616	$(937)	(35.8)%
Parts, accessories and apparel	645	1,118	(473)	(42.3)%
Revenue, net	2,324	3,734	(1,410)	(37.8)%
Cost of goods sold	1,511	2,634	(1,123)	(42.6)%
Gross profit	813	1,100	(287)	(26.1)%
Operating expenses:
Selling, administrative and engineering expense	2,126	2,515	(389)	(15.5)%
Operating income (loss)	$(1,313)	$(1,415)	$102	7.2%

Revenue

Revenue for the three months ended March 31, 2025 decreased by $1,410 thousand, or 37.8%, to $2,324 thousand from $3,734 thousand for the three months ended March 31, 2024. The decrease in revenue of $1,410 thousand was primarily driven by a $937 thousand reduction in electric balance bikes revenue from lower shipment volumes of $417 thousand due to product availability resulting from supply chain issues and lower volumes to our independent distributors, and product pricing and promotions of $520 thousand in the three months ended March 31, 2025. Additionally, parts, accessories and apparel revenue decreased $473 thousand in the three months ended March 31, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 decreased by $1,123 thousand, or 42.6%, to $1,511 thousand from $2,634 thousand for the three months ended March 31, 2024. The decrease was primarily due to lower volumes in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2025 decreased by $389 thousand, or 15.5%, to $2,126 thousand from $2,515 thousand for the three months ended March 31, 2024. The decrease was primarily due to lower advertising and marketing expenses in the three months ended March 31, 2025.

Other Matters

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to product, commercial, supplier, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 10, Commitments and Contingencies, in the consolidated financial statements for a discussion of the Company's commitments and contingencies.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, LiveWire’s cash and cash equivalents were $46,222 thousand and $64,437 thousand, respectively.

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

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of March 31, 2025, the reported sales price of Common Stock was $2.00 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of March 31, 2025, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

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

The Company’s material contractual operating cash commitments at March 31, 2025 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2026.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Net cash used by operating activities	$(17,490)	$(22,926)
Net cash used by investing activities	(613)	(3,239)
Net cash provided (used) by financing activities	(250)	(706)
Effect of exchange rate changes on cash and cash equivalents	138	—
Net change in cash and cash equivalents	$(18,215)	$(26,871)

The overall decrease in cash during the three months ended March 31, 2025 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the three months ended March 31, 2025 and 2024. Net cash used by operating activities decreased by $5,436 thousand to $17,490 thousand for the three months ended March 31, 2025 compared to $22,926 thousand for the three months ended March 31, 2024. The decrease in cash flow used by operating activities was primarily driven by a decrease in net loss adjusted for non-cash items and a favorable change in inventories offset by unfavorable changes in Accounts Receivable, net and Accounts receivable from related party.

Investing Activities

Net cash used by investing activities decreased by $2,626 thousand to $613 thousand for the three months ended March 31, 2025 compared to $3,239 thousand for the three months ended March 31, 2024. The first quarter of 2024 reflected capital expenditures related to the Mullholand which did not recur in the first quarter of 2025.

The Company expects to fund future cash flows used in investing activities with its current cash on hand, including the financing raised through the Business Combination, and available funds under the Convertible Term Loan. The Company estimates capital expenditures to be between $5 million and $10 million in 2025.

Financing Activities

Net cash used by financing activities decreased by $456 thousand to an outflow of $250 thousand for the three months ended March 31, 2025 compared to an outflow of $706 thousand for the three months ended March 31, 2024. The cash outflows in both years are related to the repurchase of common stock to satisfy withholding taxes in connection with the vesting of restricted stock with the decrease in the three months ended March 31, 2025 driven by the decrease in share price upon vesting compared to the prior period.

Critical Accounting Policies and Estimates

There have been no changes to the LiveWire’s critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, the Company’s cash and cash equivalents amounted to $46,222 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

The Company may also be exposed to possible disruption of supply or shortage of materials, including, but not limited to, lithium-ion battery cells and key semiconductor chip components necessary for electric vehicles, and any inability to purchase raw materials and components could negatively impact the Company’s operations.

The Company sells its electric balance bikes, electric bikes and electric motorcycles and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, the Company’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies, however, the impact of such fluctuations on the Company’s operations to date are not material given the majority of the Company’s sales are currently in the U.S. The Company plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, Commitments and Contingencies, to the Notes to consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or anticipated future, results of operation and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" of the 2024 Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, results of operations, financial condition, and the price of the Common Stock. Other than the risk factor set forth below, there have been no material changes to the principal risks that the Company believes are material to the Company’s business, results of operations, and financial condition from those included in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in U.S. or international trade policy, including the continuation or imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition, and operating results.

The U.S. government has in the past and could in the future adopt a new approach to trade policy, renegotiate or terminate certain existing bilateral or multilateral trade agreements or impose tariffs on certain foreign goods, including steel and certain vehicle parts. For example, in January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the U.S. has continued to impose tariffs on imported goods, and affected countries have responded by imposing tariffs on U.S. goods. In April 2025, the U.S. announced a baseline tariff of 10% on goods from all countries and instituted additional individualized reciprocal tariffs for countries with which the U.S. has significant trade deficits, including China. Many of these restrictions could remain in place or could escalate. A number of U.S. trading partners have in the past imposed retaliatory tariffs on a wide range of U.S. products and may do so in the future, which makes it more costly for us to export our electric vehicles to those countries. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials with additional countries or regions such as China, Canada, Mexico, the European Union or other countries and / or regions. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported electric vehicles decreases due to the higher cost, our business, prospects, financial condition and operating results could be materially adversely affected. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities for the three months ended March 31, 2025.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended March 31, 2025

2025 Fiscal Date of Vest	Total Number of Shares Repurchased	Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28	103,080	$2.42	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

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

LiveWire Group, Inc.

Date:	May 6, 2025	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer

Date:	May 6, 2025	/s/ Tralisa Maraj
Tralisa Maraj
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)