Form 10-Q
period 2025-06-30
LiveWire Group, Inc.
filed 2025-08-06
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41511

LiveWire Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		87-4730333
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3700 West Juneau Avenue		53208
Milwaukee, Wisconsin (Address of principal executive offices)		(Zip code)
(650) 447-8424
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	LVWR	New York Stock Exchange
Warrants to purchase common stock	LVWR WS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at August 4, 2025: 203,737,490 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended June 30, 2025

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

The forward-looking statements in this Quarterly Report are only predictions. The Company has based these forward-looking statements largely on current expectations and projections about future events and financial trends that the Company believes may affect the Company’s business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations and manage costs; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’s electric vehicles; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects of competition on the Company’s future business, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; the Company’s ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; risks related to challenges the Company faces as a pioneer in the highly-competitive and rapidly-evolving electric vehicle industry; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; our ability to manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; the Company’s ability to rely on third-party and public electric vehicle charging networks; the Company’s ability to attract and retain key personnel; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse judgments; the possibility that the Company may be adversely affected by other economic, business or competitive factors and/or publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A.

Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements are made as of the date of the filing of this report and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and the Company’s statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue, net	$5,873	$6,449	$8,616	$11,427
Costs and expenses:
Cost of goods sold (including related party amounts of $485 and $1,644 for three and six months ended June 30, 2025, respectively, and $4,363 and $9,539 for three and six months ended June 30, 2024, respectively; see Note 11)	5,324	8,231	10,235	17,336
Selling, administrative and engineering expense (including related party amounts of $1,331 and $2,735 for three and six months ended June 30, 2025, respectively, and $2,539 and $5,487 for three and six months ended June 30, 2024, respectively; see Note 11)	18,813	26,383	37,311	52,678
Total operating costs and expenses	24,137	34,614	47,546	70,014
Operating loss	(18,264)	(28,165)	(38,930)	(58,587)
Interest income	333	1,596	837	3,612
Change in fair value of warrant liabilities	(905)	1,792	—	6,550
Loss before income taxes	(18,836)	(24,777)	(38,093)	(48,425)
Income tax (benefit) provision	(10)	28	4	24
Net loss	(18,826)	(24,805)	(38,097)	(48,449)
Other comprehensive loss:
Foreign currency translation adjustments	(4)	(6)	(19)	(24)
Comprehensive loss	$(18,830)	$(24,811)	$(38,116)	$(48,473)

Net loss per share, basic and diluted (Note 5)	$(0.09)	$(0.12)	$(0.19)	$(0.24)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,316	$64,437
Accounts receivable, net	4,336	3,874
Accounts receivable from related party	7	399
Inventories, net	27,608	26,942
Other current assets	3,646	2,709
Total current assets	64,913	98,361
Property, plant and equipment, net	30,054	34,012
Goodwill	8,327	8,327
Deferred tax assets	31	7
Lease assets	1,011	765
Intangible assets, net	931	1,058
Other long-term assets	4,503	5,430
Total assets	$109,770	$147,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,872	$1,738
Accounts payable to related party	12,617	9,762
Accrued liabilities	11,407	17,960
Current portion of lease liabilities	345	394
Total current liabilities	27,241	29,854
Long-term portion of lease liabilities	638	405
Deferred tax liabilities	145	118
Warrant liabilities	1,549	1,549
Other long-term liabilities	513	919
Total liabilities	30,086	32,845
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 204,290 issued and 203,737 outstanding as of June 30, 2025 and 203,787 issued and 203,423 outstanding as of December 31, 2024	20	20
Treasury Stock, at cost: June 30, 2025 - 553 shares and December 31, 2024 - 364 shares	(4,172)	(3,413)
Additional paid-in-capital	347,853	344,409
Accumulated deficit	(264,010)	(225,913)
Accumulated other comprehensive (loss) income	(7)	12
Total shareholders' equity	79,684	115,115
Total liabilities and shareholders' equity	$109,770	$147,960
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(38,097)	$(48,449)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,673	5,042
Change in fair value of warrant liabilities	—	(6,550)
Stock compensation expense	3,444	2,563
Provision for doubtful accounts	25	22
Deferred income taxes	3	10
Inventory write-down	936	3,249
Other, net	(557)	(573)
Changes in current assets and liabilities:
Accounts receivable, net	(314)	2,362
Accounts receivable from related party	392	2,934
Inventories	(1,437)	(5,189)
Other current assets	(520)	1,215
Accounts payable and accrued liabilities	(4,770)	(3,550)
Accounts payable to related party	2,855	(1,972)
Net cash used by operating activities	(32,367)	(48,886)
Cash flows from investing activities:
Capital expenditures	(2,043)	(5,080)
Net cash used by investing activities	(2,043)	(5,080)
Cash flows from financing activities:
Repurchase of common stock	(759)	(927)
Net cash used by financing activities	(759)	(927)
Effect of exchange rate changes on cash and cash equivalents	48	—
Net decrease in cash and cash equivalents	$(35,121)	$(54,893)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$64,437	$167,904
Net decrease in cash and cash equivalents	(35,121)	(54,893)
Cash and cash equivalents—end of period	$29,316	$113,011

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$(3,413)	$115,115
Net loss	—	—	—	(19,271)	—	—	(19,271)
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	(15)
Share-based compensation	246	—	1,615	—	—	—	1,615
Repurchase of common stock	—	—	—	—	—	(250)	(250)
Balance, March 31, 2025	204,033	20	346,024	(245,184)	(3)	(3,663)	97,194
Net loss	—	—	—	(18,826)	—	—	(18,826)
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	(4)
Share-based compensation	257	—	1,829	—	—	—	1,829
Repurchase of common stock	—	—	—	—	—	(509)	(509)
Balance, June 30, 2025	204,290	$20	$347,853	$(264,010)	$(7)	$(4,172)	$79,684

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$(1,969)	$205,863
Net loss	—	—	—	(23,644)	—	—	(23,644)
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation	200	—	2,282	—	—	—	2,282
Repurchase of common stock	—	—	—	—	—	(706)	(706)
Balance, March 31, 2024	203,410	20	342,065	(155,632)	(1)	(2,675)	183,777
Net loss	—	—	—	(24,805)	—	—	(24,805)
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Share-based compensation	116	—	281	—	—	—	281
Repurchase of common stock	—	—	—	—	—	(221)	(221)
Balance, June 30, 2024	203,526	$20	$342,346	$(180,437)	$(7)	$(2,896)	$159,026

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

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of June 30, 2025, the consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and six month periods ended June 30, 2025 and 2024, and cash flows for the six month periods ended June 30, 2025 and 2024.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606. The main provisions of ASU 2025-05 provide (i) a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606 and (ii) an accounting policy election available to entities other than public business entities which allows such entities that elect the practical expedient to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The new guidance is effective for the fiscal years beginning after December 15, 2025. Early adoption is permitted in both interim and annual reporting periods. If elected, the amendments in ASU 2025-05 should be applied prospectively. The Company is still evaluating the impact ASU 2025-05 will have on the Company's consolidated financial statements.
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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Electric Motorcycles
Electric motorcycles	$627	$2,367	$768	$3,374
Parts, accessories and apparel	215	63	493	300
	$842	$2,430	$1,261	$3,674
STACYC
Electric balance bikes and electric bikes	$3,619	$2,924	$5,298	$5,540
Parts, accessories and apparel	1,412	1,095	2,057	2,213
	$5,031	$4,019	$7,355	$7,753
Total Revenue, net	$5,873	$6,449	$8,616	$11,427

Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes, as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. In March 2025, STACYC launched an adult pedal assist electric bike (“electric bike”) that can operate with or without a battery. Currently, the electric bike is only sold with batteries and revenue related to both performance obligations is recognized when control is transferred to the customer, as discussed above. S2 electric motorcycles, being motorcycles produced from LiveWire’s S2 platform using the Arrow Architecture model, contain two performance obligations, which are the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycles is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

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

During the first quarter of 2024, the Company revised its retail partner strategy in the Electric Motorcycles segment and introduced new incentives with its retail partners resulting in $5 thousand and $425 thousand of adjustments for variable consideration related to previously recognized sales for the three and six months ended June 30, 2024. Adjustments for variable consideration for the three and six months ended June 30, 2025 were not material.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment as necessary. The refund asset of $437 thousand and $377 thousand were included in Other current assets as of June 30, 2025 and December 31, 2024, respectively, and $465 thousand and $154 thousand of the refund liability were included in Accrued liabilities as of June 30, 2025 and December 31, 2024, respectively, in the Company’s consolidated balance sheets. The remainder of the refund liability of $252 thousand was recorded in Accounts payable to a related party as of December 31, 2024 in the Company’s consolidated balance sheet as these amounts will be repaid to Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D.

Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs in Cost of goods sold. The Company accrues for the shipping and handling in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its electric motorcycles, electric balance bikes, electric bikes, and parts and accessories. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes, and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $247 thousand and $174 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $353 thousand and $393 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. The Company expects to recognize $353 thousand included in Other long-term liabilities at June 30, 2025 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended June 30, 2025 and 2024 was $31 thousand and $15 thousand, respectively, and $61 thousand and $85 thousand in the six months ended June 30, 2025 and 2024, respectively.

4. Income Taxes

The Company’s effective income tax rate was 0.0% and 0.1% for the six months ended June 30, 2025 and 2024, respectively.

The Company’s effective tax rate for each period differs from the U.S. statutory rate of 21% as the Company is not recognizing an income tax benefit related to the losses generated in the U.S. as there is not sufficient positive evidence regarding the ability to realize the benefit of these losses.

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law that includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA), modification of certain Inflation Reduction Act (IRA) incentives, and other provisions. The Company is still evaluating the impact the Act will have on the Company's financial results and consolidated financial statements.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(18,826)	$(24,805)	$(38,097)	$(48,449)

Basic weighted-average shares outstanding	203,589	203,184	203,535	203,136
Effect of dilutive securities – warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	203,589	203,184	203,535	203,136
Earnings per share (1):
Basic	$(0.09)	$(0.12)	$(0.19)	$(0.24)
Diluted	$(0.09)	$(0.12)	$(0.19)	$(0.24)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and six months ended June 30, 2025, 3,368 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2024, 2,119 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2025 and 2024, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes and electric bikes. Inventories, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and work in process	$70	$—
Electric motorcycles, electric balance bikes, and electric bikes	25,731	24,862
Parts and accessories and apparel	1,807	2,080
Inventories, net	$27,608	$26,942

Accrued liabilities primarily include accrued supplier commitments of $1,438 thousand, accrued capital expenditures of $1,023 thousand, accrued payroll and employee benefits of $3,177 thousand, and accrued engineering costs of $2,262 thousand as of June 30, 2025. Accrued liabilities primarily include accrued capital expenditures of $1,989 thousand, accrued payroll and employee benefits of $5,757 thousand, accrued engineering costs of $2,614 thousand, accrued restructuring of $675 thousand, and an accrual of $1,802 thousand for an unfavorable arbitration ruling related to a supplier claim (as discussed in Note 10) as of December 31, 2024.

Other current assets primarily include prepaid expenses of $3,368 thousand and $2,422 thousand as of June 30, 2025 and December 31, 2024, respectively.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of June 30, 2025 and December 31, 2024, respectively, and 10,500,000 Private Warrants outstanding as of June 30, 2025 and December 31, 2024.

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

During the three and six months ended June 30, 2025 and 2024, there were no redemptions or exercises of the Public Warrants or Private Warrants.

During the three and six months ended June 30, 2025, the Company recognized expense of $905 thousand and zero respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recognized income of $1,792 thousand and $6,550 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $1,549 thousand as of June 30, 2025 and December 31, 2024.
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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,000	$—	$—	$17,000
Liabilities:
Public Warrants	$1,013	$—	$—	$1,013
Private Placement Warrants	—	536	—	536
Share-based awards settled in cash	29	—	—	29
	$1,042	$536	$—	$1,578

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$52,000	$—	$—	$52,000
Liabilities:
Public Warrants	$1,013	$—	$—	$1,013
Private Placement Warrants	—	536	—	536
Share-based awards settled in cash	269	—	—	269
	$1,282	$536	$—	$1,818

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

9. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new electric motorcycles for a period of two years, except for the battery which is covered for five years. The Company also provides limited warranties on parts and accessories, electric balance bikes, and electric bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues future warranty claims at the time of sale by the Company using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance, beginning of period	$552	$882	$881	$1,011
Warranties issued during the period	162	159	273	281
Settlements made during the period	(432)	(216)	(717)	(481)
Recalls and changes to pre-existing warranty liabilities	384	(204)	229	(190)
Balance, end of period	$666	$621	$666	$621

The liability for recall campaigns included in the above table was $43 thousand and $120 thousand as of June 30, 2025 and December 31, 2024, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of June 30, 2025 and December 31, 2024.

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

In 2024, the Company received an unfavorable arbitration ruling related to the resolution of a claim from a supplier. As a result of the ruling, the Company paid zero and $1,802 thousand to the supplier in the three and six months ended June 30, 2025. As of December 31, 2024, the total amount owed of $1,802 thousand was recorded in Accrued liabilities on the consolidated balance sheet.

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

Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three and six months ended June 30, 2025, there are $485 thousand and $1,644 thousand, respectively, and for the three and six months ended June 30, 2024, there are $4,363 thousand and $9,539 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D, for the three and six months ended June 30, 2025, $471 thousand and $1,621 thousand, respectively, and for the three and six months ended June 30, 2024, $4,179 thousand and $9,441 thousand, respectively, are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three and six months ended June 30, 2025 there are $1,331 thousand and $2,735 thousand, respectively, and for the three and six months ended June 30, 2024, there were $2,539 thousand and $5,487 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of June 30, 2025 and December 31, 2024, there is $12,617 thousand and $9,762 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of June 30, 2025 and December 31, 2024, $2,998 thousand and $2,914 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $2,178 thousand and $692 thousand, respectively, is associated with services under the various service agreements with H-D and $6,156 thousand in both periods is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through HDFS. Therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of December 31, 2024, there was $356 thousand due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet. As of June 30, 2025, the Company owes HDFS $1,277 thousand for amounts remitted to dealers on behalf of the Company related to a marketing initiative, returns and incentive payments. This amount is included in Accounts payable to related party on the consolidated balance sheet.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of June 30, 2025, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.
Other Transactions
During the three and six months ended June 30, 2025, the Company recorded $19 thousand and $31 thousand, respectively, in related party sales between the Company and H-D with $14 thousand and $23 thousand, respectively, in Cost of goods sold. During the three and six months ended June 30, 2024, the Company recorded $20 thousand and $40 thousand, respectively, in related party sales between the Company and H-D with $13 thousand and $28 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes and electric bikes to H-D. As of June 30, 2025 and December 31, 2024, there was $7 thousand and $43 thousand due from H-D, respectively, which is presented as Accounts receivable from related party on the consolidated balance sheet.
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
As of June 30, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $466 thousand, zero, and $408 thousand, respectively. As of December 31, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $82 thousand, $43 thousand, and $40 thousand, respectively. In addition, the Company incurred $54 thousand and $153 thousand in rent expense during the three and six months ended June 30, 2025, respectively, and the Company recorded $44 thousand and $88 thousand, during the three and six months ended June 30, 2024, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

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

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids and an adult pedal assist electric bike that was introduced in March 2025. The STACYC segment also sells related parts, accessories, and apparel. STACYC products are sold in the U.S., Canada, Australia, Europe, and other international markets. The STACYC segment products are sold through independent retail partners in the U.S. and Europe, including powersports dealers, H-D dealers, bicycle retailers and direct to customers online. In Canada, Australia and Europe, STACYC sells its products through independent distributors and direct to customers online in Europe.

The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$842	$2,430	$1,261	$3,674
Cost of goods sold	2,379	5,756	5,779	12,227
Selling, administrative and engineering expense:
People Costs (1)	8,813	12,361	17,696	25,954
Other segment items (2)	7,653	11,109	15,142	21,296
Total selling, administrative and engineering expense	16,466	23,470	32,838	47,250
Operating loss	$(18,003)	$(26,796)	$(37,356)	$(55,803)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	5,031	4,019	7,355	7,753
Cost of goods sold	2,945	2,475	4,456	5,109
Selling, administrative and engineering expense:
People Costs (1)	925	1,058	1,836	2,019
Marketing (3)	493	768	965	1,559
Other segment items (4)	929	1,087	1,672	1,850
Total selling, administrative and engineering expense	2,347	2,913	4,473	5,428
Operating loss	$(261)	$(1,369)	$(1,574)	$(2,784)
Consolidated operating loss	(18,264)	(28,165)	(38,930)	(58,587)
Interest income	333	1,596	837	3,612
Change in fair value of warrant liabilities	(905)	1,792	—	6,550
Loss before income taxes	$(18,836)	$(24,777)	$(38,093)	$(48,425)

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

Additional segment information is set forth below (in thousands):

	Electric Motorcycles	STACYC	Consolidated
June 30, 2025:
Assets	$82,636	$27,134	$109,770
Goodwill	$7,668	$659	$8,327
December 31, 2024:
Assets	$120,530	$27,430	$147,960
Goodwill	$7,668	$659	$8,327

Three months ended June 30, 2025
Depreciation and amortization	$2,515	$73	$2,588
Stock compensation expense	$1,709	$120	$1,829
Three months ended June 30, 2024
Depreciation and amortization	$2,637	$79	$2,716
Stock compensation expense	$105	$177	$282
Six months ended June 30, 2025
Depreciation and amortization	$5,525	$148	$5,673
Stock compensation expense	$3,217	$227	$3,444
Capital Expenditures	$2,043	$—	$2,043
Six months ended June 30, 2024
Depreciation and amortization	$4,851	$191	$5,042
Stock compensation expense	$2,323	$240	$2,563
Capital Expenditures	$5,042	$38	$5,080

Customer Information - For the three and six months ended June 30, 2025, and the three months ended June 30, 2024, no single customer or customer group represented 10% or greater of consolidated revenue, net. For the six months ended June 30, 2024, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 12.1% for the six months ended June 30, 2024 and were included in the STACYC segment.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations (in thousands):

	June 30, 2025	December 31, 2024
Long-lived assets(1):
United States	$30,054	$34,012
International	—	—
	$30,054	$34,012
(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue, net (1):
United States	$3,774	$5,464	$5,972	$8,967
Austria	—	44	—	853
Other countries	2,099	941	2,644	1,607
	$5,873	$6,449	$8,616	$11,427

(1)Revenue is attributed to geographic regions based on location of customer.

13. Restructuring

On April 24, 2024, the Company announced a plan to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California, to Milwaukee, Wisconsin, and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability. Total cumulative costs associated with this plan were $3,752 thousand, there are no other amounts expected to be incurred under this plan, and all costs associated with this plan were recognized in the prior year. Of the total cumulative costs associated with this plan, the Company recorded $2,352 thousand of employee termination benefits, primarily severance, and $192 thousand in other costs, including employee relocation and equipment move costs, during the three and six months ended June 30, 2024. As of June 30, 2025, there is $36 thousand remaining to be paid related to this plan, which will be paid in 2025.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. Total cumulative costs associated with this reorganization were $1,271 thousand, there are no other amounts expected to be incurred under this plan, and all costs associated with this plan were recognized in the prior year. No expense was recognized in the three and six months ended June 30, 2024. As of June 30, 2025, there are no amounts remaining to be paid related to this reorganization.

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2024	$663	$12	$675
Reserve Established:
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	—	—	—
Payments:
April 2024 Plan	(118)	(12)	(130)
September 2024 reorganization	(371)	—	(371)
Total Payments	(489)	(12)	(501)
Balance at March 31, 2025	$174	$—	$174
Reserve Established:	$—	$—	$—
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	174	—	174
Payments:
April 2024 Plan	(138)	—	(138)
September 2024 reorganization	—	—	—
Total Payments	(138)	—	(138)
Balance at June 30, 2025	$36	$—	$36

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

The Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States and certain international markets, while the STACYC segment sells electric balance bikes, electric bikes, related parts and accessories and apparel in the United States and certain international markets. The STACYC segment launched an adult pedal assist electric bike in the United States in March 2025.

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

For the three months ended June 30, 2025, the Company’s net loss was $18,826 thousand compared to $24,805 thousand for the three months ended June 30, 2024, and was $38,097 thousand for the six months ended June 30, 2025 compared to $48,449 thousand for the six months ended June 30, 2024. The Company’s net losses reflect the early-stage nature of the Company’s business. The decrease in net loss of $5,979 thousand and $10,352 thousand for three and six months ended June 30, 2025, respectively, reflect the segment results and changes in interest income and the fair value of warrants discussed below.

For the three months ended June 30, 2025, the Electric Motorcycles segment operating loss was $18,003 thousand compared to an operating loss of $26,796 thousand for the three months ended June 30, 2024, and was an operating loss of $37,356 thousand for the six months ended June 30, 2025 compared to an operating loss of $55,803 thousand for the six months ended June 30, 2024. Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $8,793 thousand and $18,447 thousand for three and six months ended June 30, 2025, respectively.

For the three months ended June 30, 2025, the STACYC segment operating loss was $261 thousand compared to an operating loss of $1,369 thousand for the three months ended June 30, 2024, and was an operating loss of $1,574 thousand for the six months ended June 30, 2025 compared to operating loss of $2,784 thousand for the six months ended June 30, 2024. Refer to the STACYC segment analysis below for further discussion on the decrease in operating loss of $1,108 thousand and $1,210 thousand for three and six months ended June 30, 2025, respectively.

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

The following table details the key business metric amounts for the periods indicated:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Wholesale Motorcycle Unit Sales (1)	47	111	79	203
Company Retail Motorcycle Unit Sales	8	47	9	72
Total LiveWire Motorcycle Unit Sales	55	158	88	275

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)(2)	8	47	9	72
Independent Retail Partners (3)	100	111	171	242
Total Retail Motorcycle Unit Sales	108	158	180	314

Electric Balance Bike and Electric Bike Unit Sales:
US	3,410	3,792	5,355	6,134
International	1,462	33	1,487	623
Total Electric Balance Bike and Electric Bike Unit Sales	4,872	3,825	6,842	6,757
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

The following table details the number of retail partners:

	As of	As of
	June 30, 2025	December 31, 2024
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners	91	88
Total Electric Motorcycles Retail Partners	92	89

STACYC
Independent Retail Partners:
U.S.	2,054	2,041
International (1)	8	151
Total STACYC Independent Retail Partners	2,062	2,192
(1) In May 2025, STACYC moved to a distributor model in Canada whereby the previous independent retail partners are now contracted through STACYC’s distributor.
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
Results of Operations

The following table presents consolidated results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Operating loss from Electric Motorcycles	$(18,003)	$(26,796)	$8,793	32.8%
Operating loss from STACYC	(261)	(1,369)	1,108	80.9%
Operating loss	(18,264)	(28,165)	9,901	35.2%
Interest income	333	1,596	(1,263)	(79.1)%
Change in fair value of warrant liabilities	(905)	1,792	(2,697)	(150.5)%
Loss before income taxes	(18,836)	(24,777)	5,941	24.0%
Income tax (benefit) provision	(10)	28	(38)	(135.7)%
Net loss	(18,826)	(24,805)	5,979	24.1%
Other comprehensive loss:
Foreign currency translation adjustments	(4)	(6)	2	33.3%
Comprehensive loss	$(18,830)	$(24,811)	$5,981	24.1%
Net loss per share, basic and diluted	$(0.09)	$(0.12)	$0.03	25.0%

Operating Loss

The Company reported an operating loss of $18,264 thousand for the three months ended June 30, 2025 compared to an operating loss of $28,165 thousand for the three months ended June 30, 2024. The Electric Motorcycles segment reported an operating loss of $18,003 thousand for the three months ended June 30, 2025 compared to an operating loss of $26,796 thousand for the three months ended June 30, 2024. The STACYC segment reported operating loss of $261 thousand for the three months ended June 30, 2025 compared to operating loss of $1,369 thousand for the three months ended June 30, 2024. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income

Interest income for the three months ended June 30, 2025 was $333 thousand compared to interest income of $1,596 thousand for the three months ended June 30, 2024. The decrease was primarily driven by the decrease in the balance of money market funds at June 30, 2025 as compared to the prior year. The Company had investments of $17,000 thousand and $105,000 thousand in money market funds as of June 30, 2025 and June 30, 2024, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2025 was a loss of $905 thousand compared to income of $1,792 thousand for the three months ended June 30, 2024. The loss recognized was due to the increase in the estimated fair value due to fluctuations in the market price of the warrants during the three months ended June 30, 2025. The income recognized was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants during the three months ended June 30, 2024. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax (Benefit) Provision

The income tax benefit for the three months ended June 30, 2025 was $10 thousand, as compared to an income tax provision of $28 thousand for the three months ended June 30, 2024. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue:
Electric motorcycles	$627	$2,367	$(1,740)	(73.5)%
Parts, accessories and apparel	215	63	152	241.3%
Revenue, net	842	2,430	(1,588)	(65.3)%
Cost of goods sold	2,379	5,756	(3,377)	(58.7)%
Gross profit	(1,537)	(3,326)	1,789	53.8%
Operating expenses:
Selling, administrative and engineering expense	16,466	23,470	(7,004)	(29.8)%
Operating loss	$(18,003)	$(26,796)	$8,793	32.8%

Revenue

Revenue for the three months ended June 30, 2025 decreased by $1,588 thousand, or 65.3%, to $842 thousand from $2,430 thousand for the three months ended June 30, 2024. The decrease in revenue was primarily driven by the decrease in unit sales of 65.2% from 158 units in the three months ended June 30, 2024 to 55 units in the three months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 decreased by $3,377 thousand, or 58.7%, to $2,379 thousand from $5,756 thousand for the three months ended June 30, 2024. Cost of sales for the three months ended June 30, 2025 decreased over the three months ended June 30, 2024 due to decreased sales units as discussed above and lower net realizable value and other reserve adjustments of $1,411 thousand on lower purchases during the three months ended June 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2025 decreased by $7,004 thousand, or 29.8%, to $16,466 thousand from $23,470 thousand for the three months ended June 30, 2024. The decrease was primarily driven by cost reduction activities initiated in 2024, including $3,548 thousand decrease in personnel costs primarily from headcount reductions in 2024 and $1,085 thousand reduction in fees paid to H-D for services under the new master services arrangement and other reductions related to the movement of LiveWire Labs from California to Milwaukee, Wisconsin in the three months ended June 30, 2025 compared to June 30, 2024. Additionally, depreciation expense decreased by $729 thousand in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily driven by accelerated depreciation recorded in 2024 on leasehold improvement related to LiveWire Labs resulting from the move from Mountain View, California to Milwaukee, Wisconsin.

Related to the move of LiveWire Labs as well as the Company’s plan to streamline headcount announced in the second quarter of 2024, the Company recorded $2,544 thousand of expense in the three months ended June 30, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $2,294 thousand during the three months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the third quarter 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$3,619	$2,924	$695	23.8%
Parts, accessories and apparel	1,412	1,095	317	28.9%
Revenue, net	5,031	4,019	1,012	25.2%
Cost of goods sold	2,945	2,475	470	19.0%
Gross profit	2,086	1,544	542	35.1%
Operating expenses:
Selling, administrative and engineering expense	2,347	2,913	(566)	(19.4)%
Operating income (loss)	$(261)	$(1,369)	$1,108	80.9%

Revenue

Revenue for the three months ended June 30, 2025 increased by $1,012 thousand, or 25.2%, to $5,031 thousand from $4,019 thousand for the three months ended June 30, 2024. The increase in revenue of $1,012 thousand was driven by a $1,126 thousand increase in electric balance bikes and electric bikes revenue due to higher shipment volumes, primarily to our independent distributors, an increase of $317 thousand in parts, accessories and apparel revenue, offset by a $431 thousand reduction due to pricing in the three months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 increased by $470 thousand, or 19.0%, to $2,945 thousand from $2,475 thousand for the three months ended June 30, 2024. The increase was primarily due to higher volumes in alignment with the increased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2025 decreased by $566 thousand, or 19.4%, to $2,347 thousand from $2,913 thousand for the three months ended June 30, 2024. The decrease was primarily due to lower marketing expenses of $275 thousand in the three months ended June 30, 2025.

Results of Operations

The following table presents consolidated results of operations for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Operating loss from Electric Motorcycles	$(37,356)	$(55,803)	$18,447	33.1%
Operating loss from STACYC	(1,574)	(2,784)	1,210	43.5%
Operating loss	(38,930)	(58,587)	19,657	33.6%
Interest income	837	3,612	(2,775)	(76.8)%
Change in fair value of warrant liabilities	—	6,550	(6,550)	(100.0)%
Loss before income taxes	(38,093)	(48,425)	10,332	21.3%
Income tax provision	4	24	(20)	(83.3)%
Net loss	(38,097)	(48,449)	10,352	21.4%
Other comprehensive loss:
Foreign currency translation adjustments	(19)	(24)	5	20.8%
Comprehensive loss	$(38,116)	$(48,473)	$10,357	21.4%
Net loss per share, basic and diluted	$(0.19)	$(0.24)	$0.05	20.8%

Operating Loss

The Company reported an operating loss of $38,930 thousand for the six months ended June 30, 2025 compared to an operating loss of $58,587 thousand for the six months ended June 30, 2024. The Electric Motorcycles segment reported an operating loss of $37,356 thousand for the six months ended June 30, 2025, as compared to an operating loss of $55,803 thousand for the six months ended June 30, 2024. The STACYC segment reported an operating loss of $1,574 thousand for the six months ended June 30, 2025, compared to operating loss of $2,784 thousand for the six months ended June 30, 2024. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income

Interest income for the six months ended June 30, 2025 was $837 thousand compared to interest income of $3,612 thousand for the six months ended June 30, 2024. The decrease was primarily driven by the decrease in the balance of money market funds at June 30, 2025 as compared to the prior year. The Company had investments of $17,000 thousand and $105,000 thousand in money market funds as of June 30, 2025 and June 30, 2024, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2025 was zero compared to income of $6,550 thousand for the six months ended June 30, 2024. The estimated fair value of the warrants was the same at June 30, 2025 as December 31, 2024. The income recognized was due to the decrease in the estimated fair value of the warrants during the six months ended June 30, 2024. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the six months ended June 30, 2025 was $4 thousand compared to $24 thousand for the six months ended June 30, 2024. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the six months ended June 30, 2025 and six months ended June 30, 2024 (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue:
Electric motorcycles	$768	$3,374	$(2,606)	(77.2)%
Parts, accessories and apparel	493	300	193	64.3%
Revenue, net	1,261	3,674	(2,413)	(65.7)%
Cost of goods sold	5,779	12,227	(6,448)	(52.7)%
Gross profit	(4,518)	(8,553)	4,035	47.2%
Operating expenses:
Selling, administrative and engineering expense	32,838	47,250	(14,412)	(30.5)%
Operating loss	$(37,356)	$(55,803)	$18,447	33.1%

Revenue

Revenue for the six months ended June 30, 2025 decreased by $2,413 thousand, or 65.7%, to $1,261 thousand from $3,674 thousand for the six months ended June 30, 2024. The decrease in revenue was primarily driven by the decrease in unit sales of 68.0% from 275 units in the six months ended June 30, 2024 to 88 units in the six months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 decreased by $6,448 thousand, or 52.7%, to $5,779 thousand from $12,227 thousand for the six months ended June 30, 2024. The decreases were primarily due to lower shipments of electric motorcycles, in alignment with the decreased revenue described above, lower net realizable value and other reserve adjustments of $2,821 thousand on lower purchases during the six months ended June 30, 2025 offset by increased depreciation expense of $1,501 thousand primarily from accelerated depreciation on certain tools being replaced as part of the Company’s cost reduction activities.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2025 decreased by $14,412 thousand, or 30.5%, to $32,838 thousand from $47,250 thousand for the six months ended June 30, 2024. The decrease was primarily driven by cost reduction activities initiated in 2024, including $8,258 thousand decrease in personnel costs primarily from headcount reductions in 2024 and $2,288 thousand reduction in fees paid to H-D for services under the new master services arrangement and other reductions related to the movement of LiveWire Labs from California to Milwaukee, Wisconsin in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Additionally, depreciation expense decreased by $827 thousand in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by accelerated depreciation recorded in 2024 on leasehold improvement related to LiveWire Labs resulting from the move from Mountain View, California to Milwaukee, Wisconsin.

Related to the move of LiveWire Labs as well as the Company’s plan to streamline headcount announced in the second quarter of 2024, the Company recorded $2,544 thousand of expense in the six months ended June 30, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $2,294 thousand during the six months ended June 30, 2024 resulting from forfeitures of awards related to employees who terminated during the third quarter 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the six months ended June 30, 2025 and six months ended June 30, 2024 (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$5,298	$5,540	$(242)	(4.4)%
Parts, accessories and apparel	2,057	2,213	(156)	(7.0)%
Revenue, net	7,355	7,753	(398)	(5.1)%
Cost of goods sold	4,456	5,109	(653)	(12.8)%
Gross profit	2,899	2,644	255	9.6%
Operating expenses:
Selling, administrative and engineering expense	4,473	5,428	(955)	(17.6)%
Operating income (loss)	$(1,574)	$(2,784)	$1,210	43.5%

Revenue

Revenue for the six months ended June 30, 2025 decreased by $398 thousand, or 5.1%, to $7,355 thousand from $7,753 thousand for the six months ended June 30, 2024. The decrease in revenue of $398 thousand was primarily driven by a $242 thousand reduction in electric balance bikes and electric bikes revenue from lower product pricing and promotions of $862 thousand offset by higher shipment volumes of $620 thousand resulting from new products and entering into new markets in the six months ended June 30, 2025. Additionally, parts, accessories and apparel revenue decreased $156 thousand in the six months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 decreased by $653 thousand, or 12.8%, to $4,456 thousand from $5,109 thousand for the six months ended June 30, 2024. The decrease was primarily due to the product mix in alignment with the decreased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2025 decreased by $955 thousand, or 17.6%, to $4,473 thousand from $5,428 thousand for the six months ended June 30, 2024. The decrease was primarily due to lower marketing expense of $594 thousand in the six months ended June 30, 2025.

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

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, LiveWire’s cash and cash equivalents were $29,316 thousand and $64,437 thousand, respectively.

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

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of June 30, 2025, the reported sales price of Common Stock was $4.60 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. As of June 30, 2025, LiveWire has not drawn on the loan and therefore the maturity date is October 31, 2026 (“Maturity Date”). In the event that the Convertible Term Loan cannot be settled in cash by the Company at maturity, unless otherwise agreed between the Company and H-D, the Convertible Term Loan will be converted to equity of Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date. As of June 30, 2025, there were no amounts outstanding under the Convertible Term Loan and the Company remained in compliance with all of the existing covenants.

Management believes that cash on hand and the available borrowings under the Convertible Term Loan will provide sufficient liquidity to meet LiveWire’s projected obligations, including those related to existing contractual obligations, for at least the next twelve months. As discussed above, any amounts borrowed under the Convertible Term Loan would have a maturity date of October 31, 2026. The Convertible Term Loan contains a provision that provides for H-D to convert amounts outstanding to equity at the Maturity Date if on the Maturity Date H-D determines, acting reasonably and in good faith, that the Company does not have the financial wherewithal to repay all amounts outstanding. The Company continues to explore additional means for raising capital to continue to support ongoing operations and future investments.

The Company plans to use its current cash on hand and available funds under the Convertible Term Loan to support its core business operations and strategic plan, invest in new product development, and enhance its global distribution capabilities. LiveWire expects its capital expenditures and working capital requirements to increase in the future, as it grows the business, develops its customer support and marketing infrastructure and expands its product development efforts.

The Company’s material contractual operating cash commitments at June 30, 2025 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2026.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Net cash used by operating activities	$(32,367)	$(48,886)
Net cash used by investing activities	(2,043)	(5,080)
Net cash used by financing activities	(759)	(927)
Effect of exchange rate changes on cash and cash equivalents	48	—
Net change in cash and cash equivalents	$(35,121)	$(54,893)

The overall decrease in cash during the six months ended June 30, 2025 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the six months ended June 30, 2025 and 2024. Net cash used by operating activities decreased by $16,519 thousand to $32,367 thousand for the six months ended June 30, 2025 compared to $48,886 thousand for the six months ended June 30, 2024. The decrease in cash flow used by operating activities was primarily driven by a decrease in net loss adjusted for non-cash items and a favorable change in Inventories and Accounts payable to related party offset by unfavorable changes in Accounts receivable, net, Accounts receivable from related party, Other current assets, and Accounts payable and accrued liabilities.

Investing Activities

Net cash used by investing activities decreased by $3,037 thousand to $2,043 thousand for the six months ended June 30, 2025 compared to $5,080 thousand for the six months ended June 30, 2024. The first quarter of 2024 reflected capital expenditures related to the Mullholand and Alpinista, which did not recur in 2025.

The Company expects to fund future cash flows used in investing activities with its current cash on hand, including the financing raised through the Business Combination, and available funds under the Convertible Term Loan. The Company estimates capital expenditures to be between $5 million and $10 million in 2025.

Financing Activities

Net cash used by financing activities decreased by $168 thousand to an outflow $759 thousand for the six months ended June 30, 2025 compared to an outflow of $927 thousand for the six months ended June 30, 2024. The cash outflows in both years are related to the repurchase of common stock to satisfy withholding taxes in connection with the vesting of restricted stock with the decrease in the six months ended June 30, 2025 primarily driven by the decrease in share price upon vesting compared to the prior period.

Critical Accounting Policies and Estimates

There have been no changes to LiveWire’s critical accounting policies and estimates from those described under "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, the Company’s cash and cash equivalents amounted to $29,316 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

The Company sells its electric balance bikes, electric bikes, and electric motorcycles and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, the Company’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies, however, the impact of such fluctuations on the Company’s operations to date are not material given the majority of the Company’s sales are currently in the U.S. The Company plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the three and six months ended June 30, 2025.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended June 30, 2025:

2025 Fiscal Date of Vest	Total Number of Shares Repurchased	Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	85,320	$5.97	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 31, 2025, the Human Resources Committee of the Company’s Board of Directors (the “Committee”) approved a modification to the cash severance amounts for the Company’s executive officers. The modification provides that the base salary multiple used to determine certain payments due to executive officers under the Company’s Executive Severance Plan will be increased by six months, for purposes of both the cash severance lump sum payment and the cash lump sum payment for employee benefits coverage, which payments are otherwise subject to the terms of the Executive Severance Plan. The Committee also approved the grant to Ryan Ragland, the Head of Product Development & Design of the Company, of a restricted stock unit valued at $60,000, to be granted August 4, 2025, that will vest as to one-third of the shares on each annual anniversary of the date of grant.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

LiveWire Group, Inc.

Date:	August 6, 2025	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	/s/ Jennifer Hoover
Jennifer Hoover
Head Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)