Form 10-Q
period 2025-09-30
LiveWire Group, Inc.
filed 2025-11-10
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at November 6, 2025: 203,988,736 shares

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended September 30, 2025

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue, net	$5,701	$4,445	$14,317	$15,872
Costs and expenses:
Cost of goods sold (including related party amounts of $4,041 and $5,684 for three and nine months ended September 30, 2025, respectively, and $2,857 and $12,396 for three and nine months ended September 30, 2024, respectively; see Note 11)	8,602	5,965	18,837	23,301
Selling, administrative and engineering expense (including related party amounts of $1,260 and $3,995 for three and nine months ended September 30, 2025, respectively, and $2,756 and $8,241 for three and nine months ended September 30, 2024, respectively; see Note 11)	15,911	25,005	53,222	77,683
Total operating costs and expenses	24,513	30,970	72,059	100,984
Operating loss	(18,812)	(26,525)	(57,742)	(85,112)
Interest income	165	1,252	1,002	4,864
Change in fair value of warrant liabilities	(656)	2,581	(656)	9,131
Loss before income taxes	(19,303)	(22,692)	(57,396)	(71,117)
Income tax provision	92	2	96	26
Net loss	(19,395)	(22,694)	(57,492)	(71,143)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	5	(20)	(19)
Comprehensive loss	$(19,396)	$(22,689)	$(57,512)	$(71,162)

Net loss per share, basic and diluted (Note 5)	$(0.10)	$(0.11)	$(0.28)	$(0.35)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,324	$64,437
Accounts receivable, net	3,501	3,874
Accounts receivable from related party	2	399
Inventories, net	22,865	26,942
Other current assets	3,566	2,709
Total current assets	46,258	98,361
Property, plant and equipment, net	28,587	34,012
Goodwill	8,327	8,327
Deferred tax assets	15	7
Lease assets	929	765
Intangible assets, net	868	1,058
Other long-term assets	4,236	5,430
Total assets	$89,220	$147,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,539	$1,738
Accounts payable to related party	7,485	9,762
Accrued liabilities	13,491	17,960
Current portion of lease liabilities	542	394
Total current liabilities	24,057	29,854
Long-term portion of lease liabilities	335	405
Deferred tax liabilities	141	118
Warrant liabilities	2,205	1,549
Other long-term liabilities	681	919
Total liabilities	27,419	32,845
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 20,000 shares authorized; zero issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 204,541 issued and 203,989 outstanding as of September 30, 2025 and 203,787 issued and 203,423 outstanding as of December 31, 2024	20	20
Treasury Stock, at cost: September 30, 2025 - 553 shares and December 31, 2024 - 364 shares	(4,172)	(3,413)
Additional paid-in-capital	349,366	344,409
Accumulated deficit	(283,405)	(225,913)
Accumulated other comprehensive (loss) income	(8)	12
Total shareholders' equity	61,801	115,115
Total liabilities and shareholders' equity	$89,220	$147,960
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(57,492)	$(71,143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,027	7,737
Change in fair value of warrant liabilities	656	(9,131)
Stock compensation expense	3,694	3,883
Provision for doubtful accounts	(3)	25
Deferred income taxes	—	17
Inventory write-down	2,163	4,294
Other, net	(379)	(477)
Changes in current assets and liabilities:
Accounts receivable, net	546	2,600
Accounts receivable from related party	397	2,861
Inventories	2,068	(5,530)
Other current assets	(52)	(113)
Accounts payable and accrued liabilities	(2,996)	(1,143)
Accounts payable to related party	(2,277)	(5,870)
Net cash used by operating activities	(45,648)	(71,990)
Cash flows from investing activities:
Capital expenditures	(2,778)	(6,661)
Net cash used by investing activities	(2,778)	(6,661)
Cash flows from financing activities:
Gross proceeds from the sale of common stock pursuant to the at-the-market public offering (Note 1)	1,305	—
Payment of offering costs from the at-the-market public offering (Note 1)	(267)	—
Repurchase of common stock	(759)	(927)
Net cash provided (used) by financing activities	279	(927)
Effect of exchange rate changes on cash and cash equivalents	34	116
Net decrease in cash and cash equivalents	$(48,113)	$(79,462)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$64,437	$167,904
Net decrease in cash and cash equivalents	(48,113)	(79,462)
Cash and cash equivalents—end of period	$16,324	$88,442

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$(3,413)	$115,115
Net loss	—	—	—	(19,271)	—	—	(19,271)
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	(15)
Share-based compensation	246	—	1,615	—	—	—	1,615
Repurchase of common stock	—	—	—	—	—	(250)	(250)
Balance, March 31, 2025	204,033	20	346,024	(245,184)	(3)	(3,663)	97,194
Net loss	—	—	—	(18,826)	—	—	(18,826)
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	(4)
Share-based compensation	257	—	1,829	—	—	—	1,829
Repurchase of common stock	—	—	—	—	—	(509)	(509)
Balance, June 30, 2025	204,290	20	347,853	(264,010)	(7)	(4,172)	79,684
Net loss	—	—	—	(19,395)	—	—	(19,395)
Other comprehensive loss, net of tax	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	250	—	—	—	250
Issuance of common stock in at-the-market public offering, net of issuance cost of $42 thousand	251	—	1,263	—	—	—	1,263
Repurchase of common stock	—	—	—	—	—	—	—
Balance, September 30, 2025	204,541	$20	$349,366	$(283,405)	$(8)	$(4,172)	$61,801

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2023	203,210	$20	$339,783	$(131,988)	$17	$(1,969)	$205,863
Net loss	—	—	—	(23,644)	—	—	(23,644)
Other comprehensive loss, net of tax	—	—	—	—	(18)	—	(18)
Share-based compensation	200	—	2,282	—	—	—	2,282
Repurchase of common stock	—	—	—	—	—	(706)	(706)
Balance, March 31, 2024	203,410	20	342,065	(155,632)	(1)	(2,675)	183,777
Net loss	—	—	—	(24,805)	—	—	(24,805)
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Share-based compensation	116	—	281	—	—	—	281
Repurchase of common stock	—	—	—	—	—	(221)	(221)
Balance, June 30, 2024	203,526	20	342,346	(180,437)	(7)	(2,896)	159,026
Net loss	—	—	—	(22,694)	—	—	(22,694)
Other comprehensive loss, net of tax	—	—	—	—	5	—	5
Share-based compensation expense	—	—	1,320	—	—	—	1,320
Balance, September 30, 2024	203,526	$20	$343,666	$(203,131)	$(2)	$(2,896)	$137,657

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

ATM Program

On August 18, 2025, the Company filed an automatic shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC registering $100.0 million of its common stock, which the SEC declared effective on August 21, 2025. A Prospectus Supplement, inclusive of the 2025 Shelf Registration, was filed and became effective on August 22, 2025 under registration No. 333-289699. The Prospectus Supplement allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million pursuant to the Company’s At-The-Market Issuance Sales Agreement (“Sales Agreement”), dated as of August 22, 2025, with Mizuho Securities, Inc. (“Mizuho”), as sales agent, under an at-the-market offering program (“ATM Program”). The Sales Agreement stipulates that the Company will pay Mizuho a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Mizuho pursuant to the Sales Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate purposes, including working capital and capital expenditures, potential future investments, and to repay up to $10.0 million of the amount borrowed under the Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) as described in Note 11. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Sales Agreement.

There were 251,246 shares of common stock sold under the ATM Program in the three and nine months ended September 30, 2025 for an aggregate offering price of $1,305 thousand. Total issuance costs and commissions related to the ATM Program for the three and nine months ended September 30, 2025 were $421 thousand, of which $42 thousand were offset against Additional-paid-in-capital. The remaining $379 thousand of unamortized issuance costs related to the ATM Program are included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in-capital on a ratable basis as additional proceeds are received under the ATM Program. Of the total issuance costs related to the ATM Program, $154 thousand remained unpaid as of September 30, 2025 and are included in Accounts payable on the consolidated balance sheet. At September 30, 2025, $48.7 million in capacity remained available under the 2025 Shelf Registration Statement.

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of September 30, 2025, the consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and nine month periods ended September 30, 2025 and 2024, and cash flows for the nine month periods ended September 30, 2025 and 2024.

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

As of September 30, 2025, the Company had a cash balance of $16.3 million. As discussed in Note 11, the Company has access to $75.0 million under the Term Loan. The Term Loan has a maturity date of December 15, 2027.

As discussed above, the Company initiated an ATM Program on August 22, 2025, which allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million. Through September 30, 2025, the Company raised net proceeds of $1.0 million under this program. Additional sales under this program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described in Note 11, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date.

Management continues to assess the Company’s liquidity position and has the flexibility to adjust spending as needed through cost reduction initiatives in order to preserve liquidity. At the same time, the Company continues to explore additional means for raising capital to continue to support ongoing operations and future investments. Additionally, the Company continues to focus on the development of products that are profitable while reducing its use of cash. Based on its current plans and projections, the Company expects that its current resources will be sufficient to fund its ongoing operations and capital expenditure requirements for at least the next twelve months from the issuance date of these consolidated financial statements. The Company will require additional capital in order to continue to finance its operations and execute its business plan before eventually attaining and maintaining profitable operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s product development and sales efforts, as well as timing and size of funds raised under the ATM Program or other possible financing vehicles.

2. New Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The main provisions of ASU 2023-07 require a public entity to disclose on an annual and interim basis: (i) significant segment expenses provided to the chief operating decision maker, (ii) an amount representing the difference between segment revenue less segment expenses disclosed under the significant segment expense principle and each reported measure of segment profit or loss and a description of its composition, (iii) provide all annual disclosures about a reportable segment's profit or loss and assets currently required under Topic 280 in interim periods, (iv) clarify that if the chief operating decision maker uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit, (v) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) all disclosures required by ASU 2023-07 and all existing segment disclosures under Topic 280 for an entity with a single reportable segment. The new guidance was effective for the fiscal years beginning after December 15, 2023. The Company adopted this guidance as of December 31, 2024, which resulted in enhanced quantitative and qualitative disclosures provided in Note 12 Reportable Segments and Geographic Information related to the items described above.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 will not affect the Company’s financial position or the results of operations but will result in additional disclosures for the 2025 annual period and interim periods beginning in 2026.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs. The main provisions of ASU 2025-06 remove all references to prescriptive and sequential software development stages and require capitalization of software costs when both (i) management has authorized and committed to funding the software project and (ii) it is probable the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, consideration is given to whether there is significant uncertainty associated with the development activities of the software (“significant development uncertainty”). Significant development uncertainty considers whether (i) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, that have not been resolved through coding and testing and (ii) a determination has been made regarding what the software needs to do (for example, functions or features), including whether the software’s significant performance requirements have been identified or are being substantially revised. The new guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted at the beginning of an annual reporting period. Entities may apply the guidance using one of three transition approaches: prospective, modified, or retrospective. The prospective approach applies the new guidance to software costs incurred from the adoption date forward. The modified approach also applies prospectively but requires derecognition of certain in-process project costs through a cumulative-effect adjustment to retained earnings. The retrospective approach involves restating prior periods and adjusting retained earnings at the beginning of the first period presented. The Company is still evaluating the impact ASU 2025-06 will have on its consolidated financial statements and related disclosures.
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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Electric Motorcycles
Electric motorcycles	$578	$1,096	$1,347	$4,470
Parts, accessories and apparel	392	113	884	413
	$970	$1,209	$2,231	$4,883
STACYC
Electric balance bikes and electric bikes	$3,855	$2,398	$9,153	$7,938
Parts, accessories and apparel	876	838	2,933	3,051
	$4,731	$3,236	$12,086	$10,989
Total Revenue, net	$5,701	$4,445	$14,317	$15,872

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

During the first quarter of 2024, the Company revised its retail partner strategy in the Electric Motorcycles segment and introduced new incentives with its retail partners. During the third quarter of 2024, the Company introduced additional incentives. As a result of the incentives in 2024, for the three and nine months ended September 30, 2024, the Company recorded $117 thousand and $579 thousand of adjustments, respectively, for variable consideration related to previously recognized sales. In July 2025, the Company announced a new retail partner incentive program effective through December 31, 2025. In August 2025, the Company announced the “Twist & Go Promotion” offering temporary incentives from August 29, 2025 to October 31, 2025 on S2 electric motorcycles. As a result of these incentives in 2025, for the three and nine months ended September 30, 2025, the Company recorded $982 thousand and $897 thousand, respectively, for variable consideration related to previously recognized sales. In late October 2025, the Company approved and subsequently announced the extension of the Twist & Go Promotion through December 15, 2025.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment as necessary. The refund asset of $437 thousand and $377 thousand were included in Other current assets as of September 30, 2025 and December 31, 2024, respectively, and $465 thousand and $154 thousand of the refund liability were included in Accrued liabilities as of September 30, 2025 and December 31, 2024, respectively, in the Company’s consolidated balance sheets. The remainder of the refund liability of $252 thousand was recorded in Accounts payable to a related party as of December 31, 2024 in the Company’s consolidated balance sheet as these amounts were repaid to Harley-Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes, and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $703 thousand and $174 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $367 thousand and $393 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. The Company expects to recognize $367 thousand included in Other long-term liabilities at September 30, 2025 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended September 30, 2025 and 2024 was $31 thousand and $22 thousand, respectively, and $92 thousand and $109 thousand in the nine months ended September 30, 2025 and 2024, respectively.

4. Income Taxes

The Company’s effective income tax rate was (0.2)% and 0.0% for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s effective tax rate for each period differs from the U.S. statutory rate of 21% as the Company is not recognizing an income tax benefit related to the losses generated in the U.S. as there is not sufficient positive evidence regarding the ability to realize the benefit of these losses.

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law that includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA), modification of certain Inflation Reduction Act (IRA) incentives, and other provisions. This Act was effective in the third quarter of 2025 and there was no material impact to the Company’s consolidated financial statements.

5. Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net loss available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed using the weighted-average number of shares of common stock, plus the effect of potentially dilutive securities. The Company applies the treasury method to calculate the dilution impact of share-based awards - restricted stock, performance share units, and warrants. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share as all of the potentially dilutive shares were anti-dilutive in those periods.

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(19,395)	$(22,694)	$(57,492)	$(71,143)

Basic weighted-average shares outstanding	203,771	203,250	203,614	203,174
Effect of dilutive securities – warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	203,771	203,250	203,614	203,174
Earnings per share (1):
Basic	$(0.10)	$(0.11)	$(0.28)	$(0.35)
Diluted	$(0.10)	$(0.11)	$(0.28)	$(0.35)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and nine months ended September 30, 2025, 2,958 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, 1,841 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes and electric bikes. Inventories, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and work in process	$219	$—
Electric motorcycles, electric balance bikes, and electric bikes	21,271	24,862
Parts and accessories and apparel	1,375	2,080
Inventories, net	$22,865	$26,942

Accrued liabilities primarily include accrued supplier commitments of $1,437 thousand, accrued payroll and employee benefits of $3,978 thousand and accrued engineering costs of $1,947 thousand as of September 30, 2025. Accrued liabilities primarily include accrued capital expenditures of $1,989 thousand, accrued payroll and employee benefits of $5,757 thousand, accrued engineering costs of $2,614 thousand, accrued restructuring of $675 thousand, and an accrual of $1,802 thousand for an unfavorable arbitration ruling related to a supplier claim (as discussed in Note 10) as of December 31, 2024.

Other current assets primarily include prepaid expenses of $2,622 thousand and $2,422 thousand as of September 30, 2025 and December 31, 2024, respectively.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of September 30, 2025 and December 31, 2024, respectively, and 10,500,000 Private Warrants outstanding as of September 30, 2025 and December 31, 2024.

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

During the three and nine months ended September 30, 2025 and 2024, there were no redemptions or exercises of the Public Warrants or Private Warrants.

During the three and nine months ended September 30, 2025, the Company recognized expense of $656 thousand as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company recognized income of $2,581 thousand and $9,131 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $2,205 thousand and $1,549 thousand as of September 30, 2025 and December 31, 2024, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,000	$—	$—	$5,000
Liabilities:
Public Warrants	$1,442	$—	$—	$1,442
Private Placement Warrants	—	763	—	763
Share-based awards settled in cash	61	—	—	61
	$1,503	$763	$—	$2,266

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$52,000	$—	$—	$52,000
Liabilities:
Public Warrants	$1,013	$—	$—	$1,013
Private Placement Warrants	—	536	—	536
Share-based awards settled in cash	269	—	—	269
	$1,282	$536	$—	$1,818

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance, beginning of period	$666	$621	$881	$1,011
Warranties issued during the period	408	104	681	385
Settlements made during the period	(321)	(119)	(1,038)	(600)
Recalls and changes to pre-existing warranty liabilities	428	351	657	161
Balance, end of period	$1,181	$957	$1,181	$957

The liability for recall campaigns included in the above table was $32 thousand and $120 thousand as of September 30, 2025 and December 31, 2024, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of September 30, 2025 and December 31, 2024.

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

In 2024, the Company received an unfavorable arbitration ruling related to the resolution of a claim from a supplier. As a result of the ruling, the Company paid $1,802 thousand to the supplier in the nine months ended September 30, 2025. As of December 31, 2024, the total amount owed of $1,802 thousand was recorded in Accrued liabilities on the consolidated balance sheet.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three and nine months ended September 30, 2025, there are $4,041 thousand and $5,684 thousand, respectively, and for the three and nine months ended September 30, 2024, there are $2,857 thousand and $12,396 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D, for the three and nine months ended September 30, 2025, $4,164 thousand and $5,786 thousand, respectively, and for the three and nine months ended September 30, 2024, $2,853 thousand and $12,294 thousand, respectively, are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three and nine months ended September 30, 2025 there are $1,260 thousand and $3,995 thousand, respectively, and for the three and nine months ended September 30, 2024, there were $2,756 thousand and $8,241 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of September 30, 2025 and December 31, 2024, there is $7,485 thousand and $9,762 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of September 30, 2025 and December 31, 2024, $274 thousand and $2,914 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement and $401 thousand and $692 thousand, respectively, is associated with services under the various service agreements with H-D, and $5,744 thousand and $6,156 thousand, respectively, is associated with the obligation to reimburse H-D for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. The decrease in the obligation in the nine months ended September 30, 2025 is related to settlements with H-D suppliers for which LiveWire paid $284 thousand to H-D and a $128 thousand reduction in the estimated obligation due to another H-D supplier based on new information received in the three months ended September 30, 2025. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through HDFS. Therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS, are generally settled within 30 days. As of December 31, 2024, there was $356 thousand due from HDFS and other related receivables due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet. As of September 30, 2025, the Company owes HDFS $1,064 thousand for amounts remitted to dealers on behalf of the Company related to returns and incentive payments. This amount is included in Accounts payable to related party on the consolidated balance sheet.

Convertible Delayed Draw Term Loan Agreement

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. As of September 30, 2025, LiveWire has not drawn on the loan and therefore the maturity date is October 31, 2026 (“Maturity Date”). The Company remained in compliance with all of the existing covenants as of September 30, 2025. The Convertible Term Loan contains a provision that provides for H-D to convert amounts outstanding to equity at the Maturity Date if, on the Maturity Date, H-D determines, acting reasonably and in good faith, that the Company does not have the financial wherewithal to repay all amounts outstanding. If H-D determines to convert the amounts outstanding to equity at the Maturity Date, the Convertible Term Loan provides that outstanding amounts will be converted to equity of the Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date.

On November 9, 2025, the Company entered into the Term Loan with H-D, which amended the Convertible Term Loan. The Term Loan provides the Company with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027 (“Term Loan Maturity Date”). The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (defined as gross ATM proceeds less offering costs) from the funding of the Term Loan through the Term Loan Maturity Date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the Term Loan Maturity Date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the Term Loan Maturity Date. The Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan will be collateralized by a security interest in substantially all of the assets of the Company.
Other Transactions
During the three and nine months ended September 30, 2025, the Company recorded $5 thousand and $36 thousand, respectively, in related party sales between the Company and H-D with $3 thousand and $27 thousand, respectively, in Cost of goods sold. During the three and nine months ended September 30, 2024, the Company recorded $7 thousand and $47 thousand, respectively, in related party sales between the Company and H-D with $4 thousand and $33 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment, which sells electric balance bikes and electric bikes to H-D. As of September 30, 2025 and December 31, 2024, there was $2 thousand and $43 thousand due from H-D, respectively, which is presented as Accounts receivable from related party on the consolidated balance sheet.

In conjunction with the relocation of LiveWire Labs from California, announced in 2024, the Company moved its equipment from LiveWire Labs to an H-D location in Milwaukee, Wisconsin in September 2024. During the fourth quarter of 2024, the Company began occupying a portion of the space in the H-D location, including operating certain of its equipment, and using a portion for office space. The Company and H-D finalized negotiations and executed a lease agreement related to this space on January 30, 2025. The Company recorded an ROU asset and ROU liability of $488 thousand and $456 thousand, respectively, in the first quarter of 2025, which were reduced for a $500 thousand lease incentive to be provided from H-D for tenant improvements. The initial term of the agreement is 60 months with a renewal option for another 60 months. As of the current date, the Company does not believe it is reasonably certain of exercising the renewal option and, therefore, the lease term is 60 months. This lease was amended effective September 26, 2025 to move the location of the office space and extend the timing of the lease incentive from 2025 to 2026 resulting in an increase to the current lease liability of $203 thousand and a decrease to long-term lease liability of $184 thousand.
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
As of September 30, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $463 thousand, $203 thousand, and $184 thousand, respectively. As of December 31, 2024, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $82 thousand, $43 thousand, and $40 thousand, respectively. In addition, the Company incurred $54 thousand and $207 thousand in rent expense during the three and nine months ended September 30, 2025, respectively, and the Company recorded $44 thousand and $130 thousand, during the three and nine months ended September 30, 2024, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

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

The STACYC segment consists of the business activities related to the design and sales of the STACYC brand of electric balance bikes for kids and an adult pedal assist electric bike that was introduced in March 2025. The STACYC segment also sells related parts, accessories, and apparel. STACYC products are sold in the U.S., Canada, Australia, Europe, and other international markets. The STACYC segment products are sold through independent retail partners in the U.S. and Europe, including powersports dealers, H-D dealers, bicycle retailers and direct to customers online. In Canada, Australia and Europe, STACYC sells its products through independent distributors.

The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$970	$1,209	$2,231	$4,883
Cost of goods sold	5,604	3,701	11,383	15,928
Selling, administrative and engineering expense:
People Costs (1)	6,401	11,273	24,097	37,227
Other segment items (2)	7,364	11,250	22,506	32,546
Total selling, administrative and engineering expense	13,765	22,523	46,603	69,773
Operating loss	$(18,399)	$(25,015)	$(55,755)	$(80,818)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	4,731	3,236	12,086	10,989
Cost of goods sold	2,998	2,264	7,454	7,373
Selling, administrative and engineering expense:
People Costs (1)	919	1,026	2,755	3,007
Marketing (3)	340	554	1,305	2,113
Other segment items (4)	887	902	2,559	2,790
Total selling, administrative and engineering expense	2,146	2,482	6,619	7,910
Operating loss	$(413)	$(1,510)	$(1,987)	$(4,294)
Consolidated operating loss	(18,812)	(26,525)	(57,742)	(85,112)
Interest income	165	1,252	1,002	4,864
Change in fair value of warrant liabilities	(656)	2,581	(656)	9,131
Loss before income taxes	$(19,303)	$(22,692)	$(57,396)	$(71,117)

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

Additional segment information is set forth below (in thousands):

	Electric Motorcycles	STACYC	Consolidated
September 30, 2025:
Total Assets	$66,403	$22,817	$89,220
Goodwill	$7,668	$659	$8,327
December 31, 2024:
Total Assets	$120,530	$27,430	$147,960
Goodwill	$7,668	$659	$8,327

Three months ended September 30, 2025
Depreciation and amortization	$2,282	$72	$2,354
Stock compensation expense	$125	$125	$250
Three months ended September 30, 2024
Depreciation and amortization	$2,616	$79	$2,695
Stock compensation expense	$1,218	$104	$1,322
Nine months ended September 30, 2025
Depreciation and amortization	$7,807	$220	$8,027
Stock compensation expense	$3,341	$353	$3,694
Capital Expenditures	$2,778	$—	$2,778
Nine months ended September 30, 2024
Depreciation and amortization	$7,467	$270	$7,737
Stock compensation expense	$3,539	$344	$3,883
Capital Expenditures	$6,566	$95	$6,661

Customer Information - For the three and nine months ended September 30, 2025 and 2024, no single customer or customer group represented 10% or greater of consolidated revenue, net.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations (in thousands):

	September 30, 2025	December 31, 2024
Long-lived assets(1):
United States	$28,587	$34,012
International	—	—
	$28,587	$34,012
(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue, net (1):
United States	$3,238	$3,785	$9,186	$12,750
Austria	20	19	25	872
Other countries	2,443	641	5,106	2,250
	$5,701	$4,445	$14,317	$15,872

(1)Revenue is attributed to geographic regions based on location of customer.

13. Restructuring

On April 24, 2024, the Company announced a plan to both relocate the operations of LiveWire Labs, the Company’s west coast product development facility, from Mountain View, California, to Milwaukee, Wisconsin, and streamline headcount at the Company. The Company believes this plan will enable synergies and optimize efficiencies in product development and simplify the Company’s overall path to future profitability. Total cumulative costs associated with this plan were $3,752 thousand. There are no other amounts expected to be incurred under this plan and all costs associated with this plan were recognized in the prior year. Of the total cumulative costs associated with this plan, the Company recorded $673 thousand and $3,025 thousand of employee termination benefits, primarily severance, respectively, and $552 thousand and $744 thousand in other costs, including employee relocation and equipment move costs, respectively, during the three and nine months ended September 30, 2024. As of September 30, 2025, there are no amounts remaining to be paid related to this reorganization.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function, including consolidating each of these functions under singular leadership and other headcount reductions. Total cumulative costs associated with this reorganization were $1,271 thousand, there are no other amounts expected to be incurred under this plan, and all costs associated with this plan were recognized in the prior year. The Company recorded $900 thousand of employee termination benefits, primarily severance, during the three and nine months ended September 30, 2024. As of September 30, 2025, there are no amounts remaining to be paid related to this reorganization.

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2024	$663	$12	$675
Reserve Established:
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	—	—	—
Payments:
April 2024 Plan	(118)	(12)	(130)
September 2024 reorganization	(371)	—	(371)
Total Payments	(489)	(12)	(501)
Balance at March 31, 2025	$174	$—	$174
Reserve Established:
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	174	—	174
Payments:
April 2024 Plan	(138)	—	(138)
September 2024 reorganization	—	—	—
Total Payments	(138)	—	(138)
Balance at June 30, 2025	$36	$—	$36
Reserve Established:
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	36	—	36
Payments:
April 2024 Plan	(36)	—	(36)
September 2024 reorganization	—	—	—
Total Payments	(36)	—	(36)
Balance at September 30, 2025	$—	$—	$—

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

During the third quarter of 2025, the Company initiated the “Twist & Go Promotion” offering temporary pricing incentives on its S2 electric motorcycles from August 28, 2025 to October 31, 2025, which resulted in increased sales volumes in the third quarter of 2025. In late October 2025, the promotion was extended by the Company through December 15, 2025.

For the three months ended September 30, 2025, the Company’s net loss was $19,395 thousand compared to $22,694 thousand for the three months ended September 30, 2024, and was $57,492 thousand for the nine months ended September 30, 2025 compared to $71,143 thousand for the nine months ended September 30, 2024. The Company’s net losses reflect the early-stage nature of the Company’s business. The decrease in net loss of $3,299 thousand and $13,651 thousand for three and nine months ended September 30, 2025, respectively, reflect the segment results and changes in interest income and the fair value of warrants discussed below.

For the three months ended September 30, 2025, the Electric Motorcycles segment operating loss was $18,399 thousand compared to an operating loss of $25,015 thousand for the three months ended September 30, 2024, and was an operating loss of $55,755 thousand for the nine months ended September 30, 2025 compared to an operating loss of $80,818 thousand for the nine months ended September 30, 2024. Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $6,616 thousand and $25,063 thousand for three and nine months ended September 30, 2025, respectively.

For the three months ended September 30, 2025, the STACYC segment operating loss was $413 thousand compared to an operating loss of $1,510 thousand for the three months ended September 30, 2024, and was an operating loss of $1,987 thousand for the nine months ended September 30, 2025 compared to operating loss of $4,294 thousand for the nine months ended September 30, 2024. Refer to the STACYC segment analysis below for further discussion on the decrease in operating loss of $1,097 thousand and $2,307 thousand for three and nine months ended September 30, 2025, respectively.

The headwinds facing the broader powersports and discretionary leisure industries are even more complicated in the electric vehicle segment of the market. The Company believes indicators point to a much later electric vehicle adoption than the Company originally anticipated given a lack of government incentives and a less favorable regulatory environment, combined with a slower expansion of charging infrastructure. In response to these market challenges, the Company is continuing to focus on strategic expansion of its product offerings, including the planned production in the spring of 2026 of two new 125 cc-equivalent mini-motos, the S4 HonchoTM Trail and Street, which are designed to expand access and affordability for riders globally. As the Company evaluates its long-term strategy and product offerings, it will continue to focus on cost savings to reduce cash usage while focusing on developing and producing profitable products to align with evolving customer preferences and broader electric vehicle adoption trends that will allow the Company to continue to reduce operating losses and fund its operations through profitability.

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

The following table details the key business metric amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Wholesale Motorcycle Unit Sales (1)	180	77	259	280
Company Retail Motorcycle Unit Sales	4	22	13	94
Total LiveWire Motorcycle Unit Sales	184	99	272	374

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)(2)	4	22	13	94
Independent Retail Partners (3)	230	104	391	348
Total Retail Motorcycle Unit Sales	234	126	404	442

Electric Balance Bike and Electric Bike Unit Sales:
US	3,928	3,235	9,283	9,369
International	1,877	207	3,364	830
Total Electric Balance Bike and Electric Bike Unit Sales	5,805	3,442	12,647	10,199

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

The following table details the number of retail partners:

	As of	As of
	September 30, 2025	December 31, 2024
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners	90	88
Total Electric Motorcycles Retail Partners	91	89

STACYC
Independent Retail Partners:
U.S.	2,062	2,041
International (1)	13	151
Total STACYC Independent Retail Partners	2,075	2,192

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
Results of Operations

The following table presents consolidated results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Operating loss from Electric Motorcycles	$(18,399)	$(25,015)	$6,616	26.4%
Operating loss from STACYC	(413)	(1,510)	1,097	72.6%
Operating loss	(18,812)	(26,525)	7,713	29.1%
Interest income	165	1,252	(1,087)	(86.8)%
Change in fair value of warrant liabilities	(656)	2,581	(3,237)	(125.4)%
Loss before income taxes	(19,303)	(22,692)	3,389	14.9%
Income tax provision	92	2	90	4,500.0%
Net loss	(19,395)	(22,694)	3,299	14.5%
Other comprehensive loss:
Foreign currency translation adjustments	(1)	5	(6)	(120.0)%
Comprehensive loss	$(19,396)	$(22,689)	$3,293	14.5%
Net loss per share, basic and diluted	$(0.10)	$(0.11)	$0.01	9.1%

Operating Loss

The Company reported an operating loss of $18,812 thousand for the three months ended September 30, 2025 compared to an operating loss of $26,525 thousand for the three months ended September 30, 2024. The Electric Motorcycles segment reported an operating loss of $18,399 thousand for the three months ended September 30, 2025 compared to an operating loss of $25,015 thousand for the three months ended September 30, 2024. The STACYC segment reported operating loss of $413 thousand for the three months ended September 30, 2025 compared to operating loss of $1,510 thousand for the three months ended September 30, 2024. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income

Interest income for the three months ended September 30, 2025 was $165 thousand compared to interest income of $1,252 thousand for the three months ended September 30, 2024. The decrease was primarily driven by the decrease in the balance of money market funds at September 30, 2025 as compared to the prior year. The Company had investments of $5,000 thousand and $80,000 thousand in money market funds as of September 30, 2025 and September 30, 2024, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2025 was a loss of $656 thousand compared to income of $2,581 thousand for the three months ended September 30, 2024. The loss recognized was due to the increase in the estimated fair value due to fluctuations in the market price of the warrants during the three months ended September 30, 2025. The income recognized in the prior year was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants during the three months ended September 30, 2024. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the three months ended September 30, 2025 was $92 thousand as compared to $2 thousand for the three months ended September 30, 2024. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue:
Electric motorcycles	$578	$1,096	$(518)	(47.3)%
Parts, accessories and apparel	392	113	279	246.9%
Revenue, net	970	1,209	(239)	(19.8)%
Cost of goods sold	5,604	3,701	1,903	51.4%
Gross profit	(4,634)	(2,492)	(2,142)	(86.0)%
Operating expenses:
Selling, administrative and engineering expense	13,765	22,523	(8,758)	(38.9)%
Operating loss	$(18,399)	$(25,015)	$6,616	26.4%

Revenue

Revenue for the three months ended September 30, 2025 decreased by $239 thousand, or 19.8%, to $970 thousand from $1,209 thousand for the three months ended September 30, 2024. While unit sales increased 85.9% from 99 units in the three months ended September 30, 2024 to 184 units in the three months ended September 30, 2025, this increase was offset by new incentives announced during the third quarter of 2025, including the Twist & Go Promotion. These incentives resulted in decreases to revenue of $1,086 thousand related to unit sales in the three months ended September 30, 2025 and $982 thousand related to previously recognized revenue in the three months ended September 30, 2025. The decrease in electric motorcycles revenue was offset by an increase in parts, accessories and apparel revenue of $279 thousand.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 increased by $1,903 thousand, or 51.4%, to $5,604 thousand from $3,701 thousand for the three months ended September 30, 2024. Cost of sales for the three months ended September 30, 2025 increased over the three months ended September 30, 2024 due to increased unit sales and increased parts, accessories and apparel revenue as discussed above during the three months ended September 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2025 decreased by $8,758 thousand, or 38.9%, to $13,765 thousand from $22,523 thousand for the three months ended September 30, 2024. The decrease was primarily driven by cost reduction activities initiated in 2024, including $4,872 thousand decrease in personnel costs primarily from headcount reductions, $938 thousand reduction in fees paid to H-D for services under the new master services arrangement, and other reductions related to the movement of LiveWire Labs from California to Milwaukee, Wisconsin in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Additionally, depreciation expense decreased by $396 thousand in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily driven by accelerated depreciation recorded in 2024 on leasehold improvement related to LiveWire Labs resulting from the move from Mountain View, California to Milwaukee, Wisconsin.

Related to the move of LiveWire Labs as well as the Company’s plan to streamline headcount announced in the second quarter of 2024, the Company recorded $2,125 thousand of expense in the three months ended September 30, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $730 thousand during the three months ended September 30, 2024 resulting from forfeitures of awards related to employees who terminated during the third quarter 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$3,855	$2,398	$1,457	60.8%
Parts, accessories and apparel	876	838	38	4.5%
Revenue, net	4,731	3,236	1,495	46.2%
Cost of goods sold	2,998	2,264	734	32.4%
Gross profit	1,733	972	761	78.3%
Operating expenses:
Selling, administrative and engineering expense	2,146	2,482	(336)	(13.5)%
Operating income (loss)	$(413)	$(1,510)	$1,097	72.6%

Revenue

Revenue for the three months ended September 30, 2025 increased by $1,495 thousand, or 46.2%, to $4,731 thousand from $3,236 thousand for the three months ended September 30, 2024. The increase in revenue of $1,495 thousand was primarily driven by a $1,363 thousand increase from higher volumes due to new products and new markets, and higher shipment volumes primarily to our third party distributors in the three months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 increased by $734 thousand, or 32.4%, to $2,998 thousand from $2,264 thousand for the three months ended September 30, 2024. The increase was driven by the increased volumes described above offset by product mix and lower fulfillment costs.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2025 decreased by $336 thousand, or 13.5%, to $2,146 thousand from $2,482 thousand for the three months ended September 30, 2024. The decrease was primarily due to lower marketing expenses of $215 thousand in the three months ended September 30, 2025.

Results of Operations

The following table presents consolidated results of operations for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Operating loss from Electric Motorcycles	$(55,755)	$(80,818)	$25,063	31.0%
Operating loss from STACYC	(1,987)	(4,294)	2,307	53.7%
Operating loss	(57,742)	(85,112)	27,370	32.2%
Interest income	1,002	4,864	(3,862)	(79.4)%
Change in fair value of warrant liabilities	(656)	9,131	(9,787)	(107.2)%
Loss before income taxes	(57,396)	(71,117)	13,721	19.3%
Income tax provision	96	26	70	269.2%
Net loss	(57,492)	(71,143)	13,651	19.2%
Other comprehensive loss:
Foreign currency translation adjustments	(20)	(19)	(1)	5.3%
Comprehensive loss	$(57,512)	$(71,162)	$13,650	19.2%
Net loss per share, basic and diluted	$(0.28)	$(0.35)	$0.07	20.0%

Operating Loss

The Company reported an operating loss of $57,742 thousand for the nine months ended September 30, 2025 compared to an operating loss of $85,112 thousand for the nine months ended September 30, 2024. The Electric Motorcycles segment reported an operating loss of $55,755 thousand for the nine months ended September 30, 2025, as compared to an operating loss of $80,818 thousand for the nine months ended September 30, 2024. The STACYC segment reported an operating loss of $1,987 thousand for the nine months ended September 30, 2025, compared to operating loss of $4,294 thousand for the nine months ended September 30, 2024. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Income

Interest income for the nine months ended September 30, 2025 was $1,002 thousand compared to interest income of $4,864 thousand for the nine months ended September 30, 2024. The decrease was primarily driven by the decrease in the balance of money market funds at September 30, 2025 as compared to the prior year. The Company had investments of $5,000 thousand and $80,000 thousand in money market funds as of September 30, 2025 and September 30, 2024, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2025 was a loss of $656 thousand compared to income of $9,131 thousand for the nine months ended September 30, 2024. The loss recognized was due to the increase in the estimated fair value due to fluctuations in the market price of the warrants during the nine months ended September 30, 2025. The income recognized in the prior year was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants during the nine months ended September 30, 2024. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2025 was $96 thousand compared to $26 thousand for the nine months ended September 30, 2024. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the nine months ended September 30, 2025 and nine months ended September 30, 2024 (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue:
Electric motorcycles	$1,347	$4,470	$(3,123)	(69.9)%
Parts, accessories and apparel	884	413	471	114.0%
Revenue, net	2,231	4,883	(2,652)	(54.3)%
Cost of goods sold	11,383	15,928	(4,545)	(28.5)%
Gross profit	(9,152)	(11,045)	1,893	17.1%
Operating expenses:
Selling, administrative and engineering expense	46,603	69,773	(23,170)	(33.2)%
Operating loss	$(55,755)	$(80,818)	$25,063	31.0%

Revenue

Revenue for the nine months ended September 30, 2025 decreased by $2,652 thousand, or 54.3%, to $2,231 thousand from $4,883 thousand for the nine months ended September 30, 2024. The decrease in revenue was primarily driven by the decrease in unit sales of 27.3% from 374 units in the nine months ended September 30, 2024 to 272 units in the nine months ended September 30, 2025 and the new incentives announced during the third quarter 2025, including the Twist & Go Promotion, resulting in decreases to revenue of $1,171 thousand related to unit sales in the nine months ended September 30, 2025 and $897 thousand related to previously recognized during the nine months ended September 30, 2025. This decrease was partially offset by parts, accessories and apparel revenue increasing $471 thousand from $413 thousand in the nine months ended September 30, 2024 to $884 thousand in the nine months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 decreased by $4,545 thousand, or 28.5%, to $11,383 thousand from $15,928 thousand for the nine months ended September 30, 2024. The decreases were primarily due to lower shipments of electric motorcycles, in alignment with the decreased revenue described above, lower net realizable value and other reserve adjustments of $2,174 thousand on lower purchases during the nine months ended September 30, 2025 offset by increased depreciation expense of $1,563 thousand primarily from accelerated depreciation on certain tools being replaced as part of the Company’s cost reduction activities.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2025 decreased by $23,170 thousand, or 33.2%, to $46,603 thousand from $69,773 thousand for the nine months ended September 30, 2024. The decrease was primarily driven by cost reduction activities, including $13,130 thousand decrease in personnel costs primarily from headcount reductions in 2024, $3,226 thousand reduction in fees paid to H-D for services under the new master services arrangement, $619 thousand decrease in travel expense, and other reductions related to the movement of LiveWire Labs from California to Milwaukee, Wisconsin in 2024 in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Additionally, depreciation expense decreased by $1,223 thousand in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by accelerated depreciation recorded in 2024 on leasehold improvement related to LiveWire Labs resulting from the move from Mountain View, California to Milwaukee, Wisconsin.

Related to the move of LiveWire Labs as well as the Company’s plan to streamline headcount announced in the second quarter of 2024, the Company recorded $4,669 thousand of expense in the nine months ended September 30, 2024 related to employee termination benefits and other costs. The Company also recognized a noncash reduction in stock compensation expense of $3,024 thousand during the nine months ended September 30, 2024 resulting from forfeitures of awards related to employees who terminated during the second and third quarters of 2024.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the nine months ended September 30, 2025 and nine months ended September 30, 2024 (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$9,153	$7,938	$1,215	15.3%
Parts, accessories and apparel	2,933	3,051	(118)	(3.9)%
Revenue, net	12,086	10,989	1,097	10.0%
Cost of goods sold	7,454	7,373	81	1.1%
Gross profit	4,632	3,616	1,016	28.1%
Operating expenses:
Selling, administrative and engineering expense	6,619	7,910	(1,291)	(16.3)%
Operating income (loss)	$(1,987)	$(4,294)	$2,307	53.7%

Revenue

Revenue for the nine months ended September 30, 2025 increased by $1,097 thousand, or 10.0%, to $12,086 thousand from $10,989 thousand for the nine months ended September 30, 2024. The increase in revenue of $1,097 thousand was driven by a
$1,832 thousand increase from higher volumes due to new products and new markets, and higher shipment volumes to our third party distributors, offset by a reduction in electric balance bikes and electric bikes revenue from lower product pricing and promotions of $617 thousand. The increase in electric balance bikes and electric bikes revenue was offset by a decrease of $118 thousand in parts, accessories and apparel revenue in the nine months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 increased by $81 thousand, or 1.1%, to $7,454 thousand from $7,373 thousand for the nine months ended September 30, 2024. The increase was in alignment with the increased volumes described above offset by product mix and lower fulfillment costs.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2025 decreased by $1,291 thousand, or 16.3%, to $6,619 thousand from $7,910 thousand for the nine months ended September 30, 2024. The decrease was primarily due to lower marketing expense of $808 thousand in the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, LiveWire’s cash and cash equivalents were $16,324 thousand and $64,437 thousand, respectively.

As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7 to the consolidated financial statements, Warrant Liabilities.

In the event of the exercise of any of Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of September 30, 2025, the reported sales price of Common Stock was $4.75 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100.0 million. The outstanding principal under the Convertible Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of each advance and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. The Company may elect to pay up to 100% of the amount of any interest due by increasing the outstanding principal amount of the applicable advance. The Convertible Term Loan does not include affirmative covenants impacting the operations of the Company. The Convertible Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. The Convertible Term Loan has a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. As of September 30, 2025, LiveWire has not drawn on the loan and therefore the maturity date is October 31, 2026 (“Maturity Date”) and the Company remained in compliance with all of the existing covenants. The Convertible Term Loan contains a provision that provides for H-D to convert amounts outstanding to equity at the Maturity Date if, on the Maturity Date, H-D determines, acting reasonably and in good faith, that the Company does not have the financial wherewithal to repay all amounts outstanding. If H-D determines to convert the amounts outstanding to equity at the Maturity Date, the Convertible Term Loan provides that outstanding amounts will be converted to equity of the Company at a conversion price per share of common stock of the Company equal to 90% of the volume weighted average price per share of Common Stock for the 30 trading days immediately preceding the conversion date.

On November 9, 2025, the Company entered into an Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loans”) with H-D, which amended the Convertible Term Loan. The Term Loan provides the Company with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. The Company intends to draw the full $75.0 million prior to or on December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027 (“Term Loan Maturity Date”). The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (defined as gross ATM proceeds less offering costs) from the funding of the Term Loan through the Term Loan Maturity Date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the Term Loan Maturity Date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated by H-D as of November 14, 2025 as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the Term Loan Maturity Date. The Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan will be collateralized by a security interest in substantially all of the assets of the Company.

On August 22, 2025, LiveWire entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which LiveWire may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to$50.0 million of shares of its common stock through the Agent (the “ATM Program”), pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-289699), which was declared effective by the SEC on August 21, 2025. LiveWire filed a prospectus supplement with the SEC on August 22, 2025 in connection with the ATM Program. There were 251,246 shares of common stock sold under the ATM Program in the three months ended September 30, 2025 for an aggregate offering price of $1.3 million. Additional sales under this program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described above, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date.

Management continues to assess the Company’s liquidity position and has the flexibility to adjust spending as needed through cost reduction initiatives in order to preserve liquidity. At the same time, the Company continues to explore additional means for raising capital to continue to support ongoing operations and future investments. Additionally, the Company continues to focus on the development of products that are profitable while reducing its use of cash. Based on its current plans and projections, the Company expects that its current resources will be sufficient to fund its ongoing operations and capital expenditure requirements for at least the next twelve months from the issuance date of these consolidated financial statements. The Company will require additional capital in order to continue to finance its operations and execute its business plan before eventually attaining and maintaining profitable operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s product development and sales efforts, as well as timing and size of funds raised under the ATM Program or other financing vehicles.

The Company’s material contractual operating cash commitments at September 30, 2025 relate to leases and inventory purchase commitments. In addition, as a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2026.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024
Net cash used by operating activities	$(45,648)	$(71,990)
Net cash used by investing activities	(2,778)	(6,661)
Net cash provided (used) by financing activities	279	(927)
Effect of exchange rate changes on cash and cash equivalents	34	116
Net change in cash and cash equivalents	$(48,113)	$(79,462)

The overall decrease in cash during the nine months ended September 30, 2025 was due primarily to cash used for operating activities, as described below.
Operating Activities

The Company had negative cash flow from operating activities during the nine months ended September 30, 2025 and 2024. Net cash used by operating activities decreased by $26,342 thousand to $45,648 thousand for the nine months ended September 30, 2025 compared to $71,990 thousand for the nine months ended September 30, 2024. The decrease in cash flow used by operating activities was primarily driven by a decrease in net loss adjusted for non-cash items and a favorable change in Inventories and Accounts payable to related party offset by unfavorable changes in Accounts receivable, net, Accounts receivable from related party, and Accounts payable and accrued liabilities.

Investing Activities

Net cash used by investing activities decreased by $3,883 thousand to $2,778 thousand for the nine months ended September 30, 2025 compared to $6,661 thousand for the nine months ended September 30, 2024. The nine months ended September 30, 2024 reflected capital expenditures related to the Mulholland and Alpinista, which did not recur in 2025.

The Company estimates capital expenditures to be between $4 million and $5 million in 2025.

Financing Activities

Net cash provided (used) by financing activities was an inflow of $279 thousand for the nine months ended September 30, 2025 compared to an outflow of $927 thousand for the nine months ended September 30, 2024. The cash inflow was driven by net proceeds received from the issuance of common stock in conjunction with the Company’s ATM Program for the nine months ended September 30, 2025. The cash outflow in the prior year is related to the repurchase of common stock to satisfy withholding taxes in connection with the vesting of restricted stock for the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, the Company’s cash and cash equivalents amounted to $16,324 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, Commitments and Contingencies, to the Notes to consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or anticipated future, results of operation and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" of the 2024 Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, results of operations, financial condition, and the price of the Common Stock. Other than the risk factors set forth below, there have been no material changes to the principal risks that the Company believes are material to the Company’s business, results of operations, and financial condition from those included in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Term Loan contains covenants that may restrict our business and financing activities.

The Term Loan provides the Company with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. The Company intends to draw the full $75.0 million prior to or on December 15, 2025. All of the obligations under the Term Loan will be collateralized by a security interest in substantially all of the assets of the Company. For more information on Convertible Term Loan and Term Loan, see Note 11 to the Company’s consolidated financial statements.

The Term Loan subjects the Company to restrictive covenants that could affect its financial and operational flexibility. The covenants in the Term Loan, as well as any future financing arrangements that the Company may enter into, may restrict its ability to finance its operations, engage in, expand, or otherwise pursue its business activities and strategies. The Company’s ability to comply with these or other covenants may be affected by events beyond its control, and future breaches of these or other covenants could result in a default under the Term Loan. If not waived, future defaults could cause all of the outstanding indebtedness under the Term Loan to become immediately due and payable, and the Term Loan may terminate. If the Company does not have or are unable to generate sufficient cash to repay its debt obligations when they become due and payable, either upon maturity or in the event of a default, the Company would be required to obtain additional debt or equity financing, which may not be available on favorable terms, or at all, which may negatively impact its ability to operate and continue our business as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the three and nine months ended September 30, 2025.

Purchases of Equity Securities

The LiveWire Group, Inc. 2022 Incentive Award Plan provides that the withholding obligations be settled by the Company retaining shares that are part of the award. During the third quarter of 2025, there were no shares of common stock retained to satisfy withholding taxes in connection with the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

Amended and Restated Delayed Draw Term Loan Agreement

On November 9, 2025, the Company entered into an Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loans”) with H-D, which amended the Convertible Term Loan. The Term Loan provides the Company with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. The Company intends to draw the full $75.0 million on or before December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027 (“Term Loan Maturity Date”). The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the Term Loan Maturity Date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the Term Loan Maturity Date. The Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan will be collateralized by a security interest in substantially all of the assets of the Company.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
10.1	At-The-Market Issuance Sales Agreement, dated as of August 22, 2025, by and between LiveWire Group, Inc. and Mizuho Securities USA LLC	8-K	001-41511	8/22/2025	1.1
10.2	Amended and Restated Delayed Draw Term Loan Agreement dated as of November 9, 2025 between LiveWire EV, LLC, and Harley Davidson, Inc.					*
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

LiveWire Group, Inc.

Date:	November 10, 2025	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	/s/ Jennifer Hoover
Jennifer Hoover
Head Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)