Form 10-K
period 2025-12-31
LiveWire Group, Inc.
filed 2026-02-20
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41511

LiveWire Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		87-4730333
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3700 West Juneau Avenue
Milwaukee, Wisconsin 53208
(Address of principal executive office) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates on June 30, 2025 of the registrant based on the closing price of $4.60 per share was $105,000,000.
Number of shares of the registrant’s common stock outstanding at February 18, 2026: 204,341,376 shares
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, relating to the registrant’s Annual Meeting of Stockholders to be held on or about May 21, 2026, are incorporated herein by reference for purposes of Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

LiveWire Group, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2025

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

The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K for the year ended December 31, 2025. The forward-looking statements are made as of the date of the filing of this report, and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

The Company assessed that it has two reportable segments based upon how management reviews the operations of the business: Electric Motorcycles (“Electric Motorcycles”) and STACYC (“STACYC”). The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells electric motorcycle parts, accessories, and apparel. Electric motorcycles are sold at wholesale to a network of independent dealers and retailers, at retail through a Company-owned dealership, and through online sales. The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids, adult pedal assist electric bikes that were introduced in March 2025, and related parts and accessories. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

Vision and Growth Strategy

LiveWire’s vision is to lead the next generation of products that combine the experience of electric powertrains with the soulful connection that comes from riding. The underpinning strategy is to accelerate the electric vehicle transformation of the industry while building a leadership position in the market. Directing the shift to electric vehicles is a mission-driven leadership team with the competitive advantages of strategic partnerships with H-D and the KYMCO Group (Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”)) and having a pipeline of future products for both Electric Motorcycles and STACYC youth segments. From advanced electric motorcycles to youth-focused balance bikes, the Electric Motorcycles and STACYC segments together represent a vision for the future – one that blends performance, accessibility, and global reach. We believe these portfolios signal the next step in shaping the next generation of twist & go riders and electric powersports enthusiasts worldwide.

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

Capture Global Share of the Electric Motorcycle Market - LiveWire strategically selects our retail partners based upon their commitment to electric, location and capabilities to support the electric vehicle capture. Our 2026 priority markets include the United States, Canada and leading countries in Europe such as Germany, France, Switzerland, the Netherlands, the United Kingdom, Spain, Italy, Poland, Portugal, Finland, Belgium and Luxembourg.

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

Share the Love of Riding - STACYC’s mission has been to Share the Love of Riding, designing and selling electric stability bikes for kids, enabling the development of their skillset and powering their journey to independence on two wheels while preparing them to become the next generation of riders. STACYC’s current portfolio includes four sizes of product for kids ages 3 to 12, and an adult pedal-assist electric bike. The Company’s priority markets continue to be North America, with expansion in Europe and Australia, selling through powersports dealers, in addition to digital channels, while leveraging licensing deals with traditional powersport Original Equipment Manufacturers (“OEM”) to increase reach and scale.

Strategic Partnerships

LiveWire benefits from two important strategic partners: H-D and KYMCO Group. These partners have been selected based on their track record in their respective segments, the strength of their global capabilities, and the complementary fit with the LiveWire business. These partnerships give LiveWire a unique ability to deliver high-quality products to the global market in a capital-efficient approach.

H-D is one of the most recognized motorcycle brands in the world, with capabilities to design, develop, manufacture, market and distribute vehicles to major markets around the globe. Beyond the various service agreements tied to the Separation, LiveWire intends to leverage H-D’s capabilities in two key areas: technical and other services and contract manufacturing.

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

Master Services Agreement

On September 26, 2022, we entered into a master services agreement with H-D pursuant to which H-D provided us with certain services that we did not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, safety investigation, and marketing vehicle and fleet center, as we may request from time to time. On December 23, 2024, we entered into a new Master Services Agreement (the “Master Services Agreement”) with H-D. The Master Services Agreement became effective on January 1, 2025, and terminated the master services agreement, dated September 26, 2022, between LiveWire and H-D. Pursuant to the Master Services Agreement, H-D will continue to provide LiveWire with certain services that LiveWire determined would be better outsourced at this time, including services that support testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, and other corporate support services. The new Master Services Agreement incorporates a subset of support services previously provided under the now expired Transition Services Agreement including services where LiveWire utilizes H-D’s subject matter experts for targeted guidance or allow LiveWire to leverage H-D’s systems or equipment for cost savings purposes. The Master Services Agreement contemplates that each of the services shall be provided to LiveWire as detailed under the terms of the Master Services Agreement and the exhibit thereto or as set forth in a separate, mutually agreed upon letter agreement. The Master Services Agreement also provides that any service or project not contemplated by the Master Services Agreement will be set forth in a separate, mutually agreed upon side letter or letter agreement, and any fee for such service or project will be separate than the fee provided for in the Master Services Agreement. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any related letter agreement for additional services may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year upon 180 days written notice, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services will be a flat monthly fee representing cost plus a markup. A joint steering committee composed of senior executives and/or designees of each party will meet annually to formulate a forecast and plan for LiveWire’s anticipated service needs, as well as adjust the monthly fee as appropriate, and will oversee the progress of the services and address any disputes.
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

Beginning for calendar year 2027, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up of H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.
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

Electric Motorcycles segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2025	2024	2023
Electric motorcycles	$4,691	$7,644	$11,087
Parts, accessories and apparel	1,373	737	461
Revenue, net	$6,064	$8,381	$11,548

Electric Motorcycles – The Electric Motorcycles segment sells electric powered motorcycles under the LiveWire brand. The electric motorcycles are developed in accordance with a set of proprietary design principles that elevate the brand, deliver differentiated riding experiences and bring heightened emotional responses to electric propulsion. Starting from the LiveWire ONE, the portfolio expanded on our ARROW architecture beginning with the System2 (“S2”) Del Mar®, followed by the Mulholland® and Alpinista®. ARROW was developed in-house to take advantage of the benefits of scalable, modular architectures across the electric vehicle, electric vehicle systems and software. ARROW is an integrated vehicle architecture, utilizing the battery pack and motor as the primary vehicle structure to deliver simple, elegant lightweight designs.

The software backbone that supports every LiveWire S2 electric motorcycle is developed ground-up to maximize efficiency and performance, integrating all electric vehicle systems and vehicle functions. The electric motorcycle connects to the cloud through a telematics control unit (“TCU”) with built-in cellular connectivity. The connection enables remote monitoring of the vehicle, with status data including charge, range and tamper alerts. The LiveWire app allows riders to interact with the electric motorcycle, delivering maps, audio and ride planning via an integrated user profile. Our S2 mobile app remotely bridges the rider to the bike using built-in cellular connectivity and GPS, providing status, notifications, and alerts. In combination with the cloud system and the TCU, the mobile apps enable an ecosystem of services provided to LiveWire electric motorcycle riders.

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

The Electric Motorcycles segment is continuing to focus on strategic expansion of its product offerings, including the planned production in the spring of 2026 of two new 125 cc-equivalent mini-motos, the S4 HonchoTM products, which are designed to expand access and affordability for riders globally.

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

Electric Motorcycle Manufacturing – The Electric Motorcycles segment leverages its strategic partners to enable an asset-light approach which allows the business to scale with less investment than would be necessary if it had its own manufacturing operations. The Electric Motorcycles segment purchases S2 electric motorcycles from H-D through the Contract Manufacturing Agreement. For the S2 platform, LiveWire powertrains are assembled in H-D’s Powertrain Operations in Menomonee Falls, Wisconsin, and overall vehicle assembly will continue to be in the York facility.

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

STACYC Segment

The STACYC segment primarily focuses on the designing and selling of electric balance bikes for kids, an adult pedal assist electric bike that was introduced in March 2025, and related parts and accessories. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as, direct to consumers online.

STACYC segment revenue by product line for the last three fiscal years was as follows (in thousands):

	2025	2024	2023
Electric balance bikes and electric bikes	$15,808	$14,043	$22,865
Parts, accessories and apparel	3,800	4,209	3,610
Revenue, net	$19,608	$18,252	$26,475

Electric Balance Bikes – STACYC focuses on developing products and experiences that help kids develop riding skills sooner and empower them to define their own ride. STACYC sells electric balance bikes under the STACYC brand while working with brand partners on co-branded products.

The current product portfolio starts with 12- and 16-inch electric balance bikes built for 3- to 8-year-old riders. With a growing segment of young riders graduating out of the 16-inch product, during 2022, STACYC introduced the 18- and 20-inch electric balance bikes that expanded the range of STACYC riders from 3 to 12 years old.

Electric Bikes - STACYC introduced a bicycle equipped with an electric motor to assist with pedaling for adults riders in the United States in March 2025. It includes a rechargeable battery, allowing riders to travel greater distances or tackle challenging terrain with less effort than a traditional bicycle.

Industry/Competition – STACYC is a category creator of electric balance bikes, and while there have been some competitors who have entered the market, their products lack STACYC’s product maturity and features, and their distribution generally lacks the breadth of the STACYC network. STACYC sponsors and supports off road racing events across the nation and was the first motorized vehicle allowed on USA BMX’s 300 tracks in the U.S., allowing kids to practice and race in USA BMX’s national series. While we expect competition to grow as the market shifts to younger riders and more players begin to make serious investments, we believe STACYC’s established brand with the combination of commitment, capabilities and market position allows STACYC to compete effectively in the growing electric balance bike market, while leveraging the electric bike market.

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

Seasonality – The seasonality of STACYC’s electric balance bike and electric bike sales generally correlates with the timing of retail sales made by dealers. Retail sales generally track closely with regional riding and holiday purchasing seasons, generally from mid-March through December.

Manufacturing – STACYC purchases electric balance bikes and electric bikes through a contract manufacturing agreement from strategic partners and bike assemblers located in Taiwan and China.

Purchased Components – STACYC continues to establish and reinforce long-term, mutually beneficial relationships with its suppliers. Through these collaborative relationships, STACYC gains access to technical and commercial resources for application directly to product design, development and manufacturing initiatives.

Human Capital Management

Our People and Culture

As of December 31, 2025, the Company’s global workforce was comprised of 151 employees, including 132 and 19 employees within the Electric Motorcycles and STACYC segments, respectively. Of all employees, 93% are based in the U.S., and substantially all employees are salaried. A significant portion of our workforce is comprised of engineering and technology teams that are poised to design and develop future products and services. None of our employees are represented by a labor union. We have never experienced any work stoppages and we believe that our employee relations are good.

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

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. We aim to achieve this through both financial plans as well as non-financial policies such as flexible vacation and time off, flexible work schedules, and access to fitness and wellness programs. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards to eligible employees to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. All of our associates participate in our cash-based incentive plans, which provides eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under the LiveWire Group, Inc. 2022 Incentive Award Plan (the “Incentive Award Plan”), we grant equity compensation awards, such as restricted stock units and performance awards, which vest over a period of time, to eligible associates to attract and retain key personnel, strengthen their commitment to the welfare of the Company, and align their interests with those of our stockholders. Additionally, our comprehensive health and welfare benefits program provides our employees with a variety of medical and dental plans, plus voluntary benefits like vision or critical illness protection.

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

National Highway Traffic Safety Administration (“NHTSA”) Safety and Self-Certification Obligations – As a manufacturer of electric vehicles, our electric vehicles are subject to, and must comply with, numerous regulatory requirements established by NHTSA, including all applicable United States Federal Motor Vehicle Safety Standards (“Safety Standards” or “US FMVSS”). As set forth by the National Traffic and Motor Vehicle Safety Act, we must certify that our electric vehicles meet all applicable Safety Standards. Electric Motorcycles’ current products are, and future products will be expected to be, at the time of production, fully compliant with all such Safety Standards without the need for any exemptions.

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

Environmental Protection Agency (“EPA”) Certificates of Conformity and Regulations – The Clean Air Act requires that we obtain an EPA-issued Certificate of Conformity with respect to emissions from our electric vehicles and include labeling providing consumer information such as maximum range on a single charge. The Certificate of Conformity is required each model year for electric vehicles sold in states covered by the Clean Air Act’s standards and is also required each model year for vehicles sold in states that have sought and received a waiver from the EPA to utilize California’s mobile source standards.

Battery Safety and Testing – Our battery packs are tested in accordance with industry safety standards, including selected tests specified in the SAE J2464 and J2929 standards as well as tests defined by other standards and regulatory bodies and LiveWire’s own internal safety and quality tests. These tests evaluate battery function and performance as well as resilience to conditions including immersion, humidity, fire and other potential hazards.

Hazardous Substances – We are subject to regulations governing the proper handling, storage, transportation and disposal of hazardous substances, including those contained in our battery packs. Transportation of our battery packs (and of equipment containing them) is governed by regulations that address risks posed during different modes of transport (e.g.¸ air, rail, ground, ocean). Governing transportation regulations in the U.S., issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), are based on the United Nations (“UN”) Recommendations and Model Regulations on the Transport of Dangerous Goods as well as related UN Manual Tests and Criteria. We have completed the applicable UN Manual tests for our production battery packs, and the test results demonstrate our compliance with the PHMSA regulations. For example, our battery packs have received UN38.3 compliance for shipping of the units.

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

Workplace Safety – Our operations are also subject to federal, state, and local workplace safety laws and regulations, including the U.S. Occupational Health and Safety Act, and equivalent laws and regulations, which require compliance with various workplace safety requirements, including requirements related to environmental safety. These laws and regulations can give rise to liability for oversight costs, compliance costs, bodily injury (including workers’ compensation), fines, and penalties. Additionally, non-compliance could result in delay or suspension of production or cessation of operations.

Environmental, Health and Safety Regulations in the European Union

Europe Type Approval – We export electric vehicles to certain countries in Europe. Unlike the United States, once we started operating in this market, we had to obtain pre-approval from regulators to import and sell our electric vehicles into the EU and countries that recognize EU certification or have regulatory regimes aligned with the EU (collectively referred to as “Europe”). The process for certification in Europe is known as “Type Approval” and requires LiveWire to demonstrate to a regulatory agency in the EU, referred to as the Competent Authority, that our electric vehicles meet all EU safety and emission standards. The vehicles being exported to Europe have received these approvals and comply with all EU safety and emission standards, with new standards (known as Euro 5+) coming into full effect for motorcycles from January 2025.

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

EU Emissions Regulations – We believe Europe’s regulatory environment is generally conducive to the development, production and sale of electric vehicles. Through emission legislation, tax incentives and direct subsidies, EU and non-EU countries in Europe are taking a progressive stance in reducing carbon emissions in the transport sector which may lead to increasing demand for electric vehicles.

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

Environmental, Health and Safety Regulations in Canada

In Canada, vehicles must meet the Motor Vehicle Safety Act (MVSA) requirements. Canadian regulations in many ways follow those of the U.S. FMVSS and the EU regulatory requirements for compliance and our vehicles will meet the applicable Canadian requirements. Moreover, Canada Interference-Causing Equipment Standards (ICES) are applicable and our vehicles are properly marked for meeting compliance requirements to ICES-002 (identified on our Vehicle Emission Control Information (VECI) Label).

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

Some states, however, do not permit motorcycle manufacturers to be licensed as dealers or to act in the capacity of a dealer. For a manufacturer to sell vehicles directly to residents of these states, we must conduct the sale through our California manufacturer-owned dealer, over the internet or telephonically or through LiveWire retail partners who have obtained dealer licenses within these certain states to sell vehicles directly to residents within these states. California has recently updated certain dealer laws which may, in the future, impact our ability to sell out of our California manufacturer-owned dealer.

In addition, certain states and territories require service facilities to be available for vehicles sold in the state or territory, which may be interpreted to require service facilities to be available for vehicles sold through our California location over the internet or telephonically to residents of the state or territory. Puerto Rico, for example, is one such jurisdiction. Such laws could limit our ability to sell vehicles in states or territories either where we do not maintain service facilities or where we do not have retail partners licensed to act as service dealers who maintain appropriate service facilities within these states.

We believe that, as a matter of interstate commerce, we may sell an electric vehicle to any consumer in any state in the United States from a LiveWire retail partner that is duly licensed as a dealer by a state in the United States, including from our California manufacturer-owned dealer. That customer may contact a licensed LiveWire retail partner through the internet, by telephone or visiting the location directly. However, some states may take an alternative approach or interpretation and attempt to prohibit direct sales and/or also restrict traditional marketing, pre-sale and/or sales activities.

Data Privacy and Cybersecurity Laws and Regulations

Our business collects, uses, handles, stores, receives, transmits and otherwise processes different types of information about a range of individuals, including our customers, riders of our electric vehicles, website visitors, users of our mobile applications, our employees and job applicants, and employees of companies we do business with (such as our vendors and suppliers). As a result, we are and may become subject to existing and emerging federal, state, local and international laws and regulations related to the privacy, security and protection of such information, such as the Federal Trade Commission Act, the GLBA, the Telephone Consumer Protection Act ("TCPA"), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”), California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”) and other comprehensive state privacy laws.

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

As of December 31, 2025, we held 25 utility patents and 27 design patents, and had filed an additional 15 utility patent applications and 12 design patent applications in the U.S. We also held 165 patents and 26 patent applications that are foreign counterparts of some of our U.S. patents and patent applications with foreign patent offices. We do not view any individual patent as being material to our business. Subject to required payments of annuities or maintenance fees, United States design patents have a term of 15 years from the date of issuance, and United States utility patents have a term of 20 years from the priority application date. Accordingly, our U.S. patents that have already been issued will expire between 2031 and 2042. Our foreign patents generally have similar expiration dates, but may vary from country to country, the duration being set according to the laws of the jurisdiction in which the patent issues. Our trademarks, logos, domain names, and service marks are used to establish and maintain our reputation with our customers, and the goodwill associated with our businesses. As of December 31, 2025, we had 106 registered trademarks and had an additional 14 pending trademark applications with domestic and foreign trademark offices. The duration of trademark registrations varies from country to country, but it is typically for ten years with unlimited ten-year renewal terms, subject to the payment of maintenance and renewal fees and the laws of the jurisdiction in which the trademark is registered. Our trademarks include LIVEWIRE, the LiveWire logo, LIVEWIRE ONE, MULHOLLAND, ALPINISTA, DEL MAR, S2 and MAKE EVERY SECOND COUNT, as well as STACYC, STACYC STABILITY CYCLE, and unique designs of each.

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

Item 1A. Risk Factors

LiveWire Group, Inc. is subject to risks and uncertainties, including those discussed below. Discussions of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. Some of these risks and uncertainties, including those described below, may cause our business, financial condition and results of operations to vary, and they may materially or adversely affect our financial performance. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, which are not currently known to us or which we currently believe are immaterial, may also materially or adversely affect our business, financial condition and results of operations. References to “electric vehicles” throughout this Risk Factors section refer to electric motorcycles, electric balance bikes, and electric bikes.

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
•Leveraging contract manufacturers, including H-D, KYMCO Group and other potential partners, to contract manufacture electric vehicles is subject to risks.
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

We have incurred net losses since our inception, including net losses of $75,114 thousand, $93,925 thousand and $109,550 thousand for the years ended December 31, 2025, 2024, and 2023, respectively. We believe that we will continue to incur operating and net losses in the future until at least the time we begin significant deliveries of our electric vehicles which may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp-up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our electric vehicles and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our electric vehicle portfolio, including the introduction of lower-priced electric motorcycles, and further expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable could materially and adversely affect the value of our Common Stock. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our electric vehicles, and our services, which may not occur. Our business also may at times require significant amounts of working capital to support the growth of additional electric vehicle platforms and electric vehicle models. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our research and development efforts may not yield the expected results or results on expected timelines or at expected costs.

Technological innovation is critical to our success, and we have strategically developed most of the key technologies in-house, such as energy dense battery packs and battery management systems (“BMS”), high power, high efficiency inverters and motors, efficient onboard charger and DC-DC converter and best-in-class software and controls. We have been investing heavily in our research and development efforts. In the years ended December 31, 2025, 2024, and 2023, our research and development expenses amounted to $23,894 thousand, $41,742 thousand, and $54,070 thousand, respectively. Our research and development expenses accounted for 93.07%, 156.73%, and 142.20% of our total revenues for the years ended December 31, 2025, 2024, and 2023, respectively. The electric vehicle industry can experience rapid technological changes, and we often need to invest significant resources in research and development to lead or maintain technological advances and remain competitive in the market. Therefore, we expect that our research and development expenses will continue to be significant. Furthermore, research and development activities are inherently uncertain, and there can be no assurance that we will continue to achieve technological breakthroughs and successfully commercialize such breakthroughs. As a result, our significant expenditures on research and development may not generate corresponding benefits. If our research and development efforts fail to keep up with the latest technological developments, we may suffer a decline in our competitive position.

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

Furthermore, fluctuations or shortages in petroleum and changes in economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell or semiconductor chip suppliers, would increase our operating costs and could reduce our margins. For example, supply chain issues, resulting from global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to exports of certain products and technologies to or from China, geopolitical events and related actions that may occur between mainland China and Taiwan, the conflict in Ukraine, the Israeli-Palestinian military conflict, and inflationary pressure, may result in increases in the cost of input materials, components and processes required to produce our electric vehicles, and we may need to increase the prices of our electric vehicles in response to these cost pressures. Price increases and other measures taken by us to offset higher costs could materially and adversely affect our reputation and brand, result in negative publicity and loss of customers and sales, and adversely affect our business, prospects, financial condition and operating results. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition and operating results.

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

While our Electric Motorcycles segment currently focuses on the LiveWire One and the S2 platform, we expect our product roadmap to expand beyond the LiveWire One and the S2 platform and introduce new models in other categories, including on-road and off-road vehicles, such as the S4 HonchoTM. or using other technologies that we have less experience in as we may adjust our strategies and plans from time to time to remain competitive as a pioneer in a new industry.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

We may be unable to develop and produce electric vehicles of sufficient quality, on a schedule and at scale that would appeal to a large customer base.

Our business depends in large part on our ability to develop, market, produce and sell our electric vehicles. The continued development of and the ability to sell our electric vehicles at scale, including the LiveWire One, the S2 platform, the S4 HonchoTM, our electric balance bike, and future electric vehicles, are and will be subject to risks, including with respect to:
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
•delays, disruptions or increased costs in our third-party service providers’ and our third-party suppliers’ supply chain, including raw material supplies, tariffs or other trade protection actions;
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

Factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and manufacturing scale and efficiency. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition and operating results. Competitive pricing, promotional activity, and excess capacity may require us to lower prices or increase incentives, adversely affecting our margins, brand positioning, and results. We also expect competition for electric vehicle customers to intensify due to current and potential future demand constraints. Further, as a result of new entrants in the electric vehicle market, we may experience increased competition for components and other parts of our electric vehicles, including internal competition between our Electric Motorcycle and STACYC segments, which may have limited or single-source supply.

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

As a result of the Separation, H-D, through the Legacy ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), is our majority stockholder. To ensure we are making decisions that benefit our business and our stockholders, we have a conflicts committee (the “Conflicts Committee”) of the board of directors of LiveWire (the “Board”) to review and approve any matter involving a conflict of interest between us and H-D. Outside of our business, H-D may make certain decisions that benefit its overall business, including its relationships with its shareholders, suppliers, and dealers, that could negatively impact our overall business, including our supplier partnerships, pricing, approach to manufacturing or ability to access funding or expand distribution. These decisions by H-D about its business may have a material and adverse effect on our business, prospects, financial condition and operating results.

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

Leveraging contract manufacturers, including H-D, KYMCO Group and other potential partners, to contract manufacture electric vehicles is subject to risks.

A key financial benefit to our business is our asset-light operating model in which we rely on contract manufacturers to produce our electric vehicles. We have secured the experience and expertise of H-D and KYMCO Group, as well as other vendors for STACYC products, to serve as our long-term contract manufacturing partners to provide manufacturing, procurement, logistics and distribution services for our platforms and certain other products. If these contract manufacturing agreements terminate or expire, or if H-D or KYMCO Group, or other vendors for STACYC products, fail to perform or meet our expected quality standards, timelines, capacity requirements, costs, manufacturing capabilities or manufacturing footprint, we may need to engage another third‑party contract manufacturer or build our own in-house manufacturing capabilities, which could cause us to incur significant cost and expense. Additionally, our contractual exclusivity requirements limit our manufacturing portability and potential recourse against our contract manufacturers for their failure to perform or meet our expected quality standards is limited. We do not currently have alternate manufacturing arrangements in place so it may take time to transition to another contract manufacturer, and there is no guarantee that they would be able to meet our capacity, capability or quality requirements, or otherwise be an effective and acceptable manufacturing solution. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

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

Some of these retail partners may also market, sell and support offerings that may be competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings or may have incentives to promote other offerings to the detriment of our own. Our retail partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our retail partners misrepresents the functionality of our electric vehicles to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our retail partners, identifying additional retail partners, including in new markets, and training our retail partners to independently sell and service our electric vehicles. If we are unable to enter into arrangements with or retain a sufficient number of retail partners in each of the regions in which we sell our electric vehicles and keep them motivated to sell our electric vehicles, our business, prospects, financial condition and operating results could be adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry, or are subject to negative publicity, then our business, prospects, financial condition and operating results may suffer materially.

Customers may be less likely to purchase our electric vehicles if they are not convinced that our business will succeed or that our service, warranty, and support and other operations will continue in the long-term. Similarly, suppliers, dealers, retailers, and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our electric vehicles, long-term financial viability and business prospects. Maintaining such confidence may be complicated by certain factors, including those that are largely outside of our control, such as our limited operating history; customer unfamiliarity with our electric vehicles and electric vehicles and electric motorcycles in general; any delays in scaling production, delivery and service operations to meet demand; competition and uncertainty regarding the future of our electric vehicles and electric vehicles and electric motorcycles in general; and our production and sales performance compared with market expectations. If we are unable to establish and maintain confidence with our suppliers, dealers, retailers and other third parties our business, prospects, financial condition and operating results could be materially and adversely impacted.

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

To the extent the laws change, our electric vehicles may not comply with or be positioned to take advantage of applicable foreign, federal, state or local laws, including import/export, customs duties, tariffs, and applicable taxes, which may have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results could be adversely affected.

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

Our success will be dependent upon our ability to enter into supplier agreements and maintain our relationships with existing suppliers who are critical to the output and production of our electric vehicles. The supply agreements we may enter into with suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If our suppliers become unable to provide, or experience delays in providing, components or if the supply agreements we enter into are terminated, or if unfavorable tariffs or other protectionist measures are implemented, it may be difficult to find replacement components, or replacement components at similar costs. Additionally, our products contain parts that we purchase from single-source or limited-source suppliers, for which no immediate or readily available alternative supplier exists. While we believe that we would be able to establish alternate supply relationships and can obtain or engineer replacement components for our single-source components, we may be unable to do so in the short-term (or at all) at prices or quality levels that are acceptable to us. In addition, as we evaluate opportunities and take steps to insource certain components and parts, supply arrangements with current or future suppliers (with respect to other components and parts offered by such suppliers) may be available on less favorable terms or not at all, especially in light of the increases in materials pricing. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, tariffs, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources.

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

While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our electric vehicles because of the lack of a more widespread charging infrastructure. To provide our customers with access to sufficient charging infrastructure, we will rely on the availability and successful integration of our electric vehicles with third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for electric vehicles, including ours. For example, where charging bays exist, the number of electric vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. Additionally, industry shifts in charging standards and protocols and interoperability issues with third‑party networks may require product updates or adapters and could adversely affect customer experience and demand. To the extent we are unable to meet user expectations or experience difficulties in facilitating access to charging solutions, our reputation and business, prospects, financial condition and operating results may be materially and adversely affected.

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
•the adoption of the LiveWire or STACYC brands versus competitive foreign brands;
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

All lithium-ion batteries are consumable components that become less effective as they chemically age. As lithium-ion batteries chemically age, the amount of charge they can hold diminishes, which may result in a perceptible decrease in range for an electric vehicle. This can be referred to as the battery’s maximum capacity, i.e., the measure of battery capacity relative to when it was new. In addition, a battery’s ability to deliver maximum instantaneous performance, or “peak power,” may decrease and impact acceleration performance in an electric vehicle. For our S2 products, a normal battery is designed to retain up to 80% of its original capacity after 30,000 miles when operating under normal conditions. Although common to all electric vehicles, lithium-ion battery aging may negatively influence potential customers’ electric vehicle purchase decisions, which could lead to adverse impacts on our business, prospects, financial condition, and operating results.

Unexpected termination of leases or failure to renew the lease of our existing premises or to renew such leases at acceptable terms could materially and adversely affect our business.

We lease the premises for our research and development facility, retail stores and offices. We cannot assure you that we would be able to renew the relevant lease agreements without substantial additional cost or increase in the rental cost payable by us. If a lease agreement is renewed at a rent substantially higher than the current rate, or currently existing favorable terms granted by the lessor are not extended, our business and results of operations may be adversely affected. Additionally, if our sublease at our Company-owned dealership location is either terminated or not renewed by our landlord, or otherwise prohibited for legal or regulatory reasons, and we do not have an existing alternate dealership location, that could jeopardize our dealer license, which would impact our ability to make direct sales to consumers and could materially and adversely affect our business.

We are subject to scrutiny associated with environmental, social and governance (“ESG”) matters.

Certain consumers, investors, employees and other stockholders, as well as by governmental and non-governmental organizations, focus on climate change, human capital, and other ESG matters generally and with regard to our industry specifically.

Initiatives to address ESG matters or stakeholder expectations may not have the desired effect. Any failure (or perceived failure) to meet commitments that we have set in relation to ESG matters or other stakeholder expectations on such matters could negatively impact our brand, our business, prospects, financial condition and operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information, and our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.

In addition, pursuing our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. As with other companies, our approach to such matters has evolved over time, and we expect it will continue to evolve, but we cannot guarantee that our approach will ultimately align with any particular stakeholder’s preferences or expectations. Stakeholder expectations vary and, at times, can conflict. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

While we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on methodologies and data that continue to evolve and that are subject to varying stakeholder interpretations and preferences. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition. In addition, emerging regulation requiring additional ESG public disclosure by certain companies in a number of jurisdictions and/or additional ESG obligations may lead to heightened scrutiny of our ESG performance, to the extent we are required to publish additional information in relation to our ESG performance or to meet such additional ESG obligations. For example, various policymakers have adopted or are considering adopting requirements for certain companies to undertake certain climate- or other-ESG related disclosures or actions. Policymakers’ approaches are not uniform, which may increase the cost or complexity of compliance, as well as increase the general risk of litigation or enforcement on such matters.

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

Regulation in this area has also evolved considerably over recent years and is likely to continue to do so, which may lead to additional costs and challenges associated with ensuring compliance with changing standards. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations. Failure to successfully address stakeholder expectations, including any regulatory obligations, may result in increased costs, reputational harm with various stakeholders (including through ratings), litigation, or other adverse business impacts.. Additionally, many of our customers, retailers, suppliers, or other stakeholders are subject to similar expectations, which may augment or create additional risks.

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

In addition, the demand for our electric vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric motorcycles, electric balance bikes, and electric bikes in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

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

Certain current state tax incentives for two wheeled vehicles and federal tax credits and other incentives for alternative energy production and alternative fuel have expired and there is no guarantee these programs will be renewed or extended. If these incentives are not extended or if new federal and state tax incentives for two wheeled vehicles are not enacted in the future, our business, prospects, financial condition and operating results could be materially and negatively affected.

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

In certain regions, including North America and Europe, financing for new vehicle sales has been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing have also risen, which may make our electric vehicles less affordable, adversely affecting our financial condition and operating results. Additionally, all sales of electric motorcycles and related products to H-D independent dealers in the US and Canada are financed through Harley-Davidson Financial Services, Inc. (“HDFS”), therefore we face the risk that HDFS could change its lending policies in the future or be unwilling to finance our future products, which could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, if consumer interest rates increase substantially or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our electric vehicles. As a result, a substantial increase in customer interest rates or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition and operating results.

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

As our electric vehicles are produced, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are insufficient to cover future warranty claims on our electric vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We record and adjust warranty reserves based on changes in estimated costs and actual warranty costs. However, we have limited experience with warranty claims for these electric motorcycles and other electric vehicles and with estimating warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We may become subject to product liability claims, which could materially and negatively affect our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could materially and negatively affect our financial condition and liquidity. The vehicle, motorcycle and bicycle industries experience an abundance of product liability claims. We face the risk of significant monetary exposure to claims in the event our electric vehicles do not perform as expected or contain design, manufacturing, or warning defects and to claims without merit, or in connection with malfunctions resulting in personal injury or death. Moreover, a product liability claim could generate substantial negative publicity about our electric vehicles and business and inhibit or prevent commercialization of other future electric motorcycle vehicles, electric balance bikes, or electric bikes, which could have a material adverse effect on our financial condition and liquidity. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our reputation and financial condition and liquidity. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we face liability for our products and are forced to make a claim under our policies.

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

STACYC’s current product portfolio ranges from 12- to 20-inch electric balance bikes built for 3 to 12 year-old riders and an adult pedal assist electric bike that was launched in 2025. For the foreseeable future, STACYC will depend on revenue generated from these limited number of models, until STACYC can expand the range of STACYC riders.

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

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, such as the pandemic related to COVID-19 and associated variants. We also face various risks related to natural disasters, including hurricanes, earthquakes, tsunamis or other natural disasters. Such public health issues or natural disasters could disrupt our business operations, reduce or restrict our supply of materials and services, result in us incurring significant costs to protect our employees and facilities or result in regional or global economic distress, which may materially and adversely affect our business, financial condition and operating results. Actual or threatened war, including the conflict in Ukraine, the Israeli-Palestinian conflict, terrorist activities, political unrest, geopolitical events and related actions that may occur between mainland China and Taiwan, civil strife, tariffs, trade wars, and other geopolitical uncertainty could have a similar adverse effect on our business, prospects, financial condition and operating results. Any one or more of these events may impede our production and delivery efforts and adversely affect our sales results, which could materially and adversely affect our business, financial condition and operating results.

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

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as we continue to design, develop, produce and distribute new electric vehicles. Additionally, our revenue from period to period may fluctuate as we build out global distribution, add new product derivatives based on market demand and margin opportunities and introduce new or existing electric vehicles to new markets. Additionally, our revenue from period to period may fluctuate due to seasonality. Unfavorable weather during peak riding seasons or shortened seasons in key markets can reduce retail demand, elevate dealer inventories, and increase working capital needs. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet the expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results and holding us to the same standard of expectation as H-D. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business.

If we raise funds through the issuance of additional equity or debt, including convertible debt or debt secured by some or all of our assets, holders of any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our Common Stock in the event of liquidation. If we issue additional debt, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of Common Stock. Furthermore, the terms of any additional debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control. On November 9, 2025, we entered into an Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) with H-D. All of the obligations under the Term Loan are collateralized by a security interest in substantially all of our assets and the Term Loan subjects us to restrictive covenants that could affect our financial and operational flexibility. See “—The Term Loan contains covenants that may restrict our business and financing activities” and Note 15 to our consolidated financial statements for more information about the Term Loan.

In addition, in August 2025, we entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which we may offer and sell, from time to time at our sole discretion, an aggregate gross sale price of up to $50.0 million of shares of our common stock through the Agent (the “ATM Program”). There were 448,171 shares of common stock sold under the ATM Program in the year ended December 31, 2025. At December 31, 2025, $47.8 million in capacity remained available under the ATM Program. If we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current stockholders that do not participate in the issuance.

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

Future adverse changes in these or other unforeseeable factors could result in goodwill or other intangible assets impairment charges that could be material to the consolidated financial statements.

The Term Loan contains covenants that may restrict our business and financing activities.

On November 9, 2025, we entered into the Term Loan Agreement with H-D. Our Term Loan provides us with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. On December 15, 2025, we borrowed $75.0 million under the Term Loan. All of the obligations under the Term Loan are collateralized by a security interest in substantially all of our assets. The maturity date of the Term Loan is December 15, 2027. For more information on the Term Loan, see Note 15 to our consolidated financial statements.

The Term Loan subjects us to restrictive covenants that could affect our financial and operational flexibility. The covenants in the Term Loan, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue its business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Term Loan. If not waived, future defaults could cause all of the outstanding indebtedness under the Term Loan to become immediately due and payable, and the Term Loan may terminate. If we do not have or are unable to generate sufficient cash to repay its debt obligations when they become due and payable, either upon maturity or in the event of a default, we would be required to obtain additional debt or equity financing, which may not be available on favorable terms, or at all, which may negatively impact our ability to operate and continue our business as a going concern.

Risks Related to the Separation and Our Ongoing Relationship with H-D

Our business and H-D’s business overlap and we may compete, or be perceived as competitors, in certain markets.

Both LiveWire and H-D are companies whose primary business involves producing, marketing and selling vehicles and related products. While we intend to operate in a different business segment than H-D, neither we nor H-D is prohibited from competing against each other. Additionally, under the Intellectual Property License Agreement, H-D has the right to use our existing intellectual property and incremental improvements to our existing intellectual property, which could facilitate H-D’s development of products that compete with ours; however, H-D may be required in some cases to pay us royalties for the use of our existing intellectual property and their rights to our newly-developed intellectual property would be limited as defined under the Joint Development Agreement. If we were in competition with H-D, it could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.

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
•employee retention and recruiting;
•acquisitions, joint ventures, or business combinations involving us;
•our ability to engage in activities with certain customers, suppliers, partners or other contract manufacturers;
•sales or dispositions by H-D of all or any portion of its ownership interest in us;
•the nature, quality and pricing of loans, contract manufacturing, and other services H-D has agreed to provide us;
•supply chain, including access to parts and raw material supplies, as well as allocation of manufacturing labor, parts and other supplies shared across H-D’s manufacturing facilities;
•business opportunities that may be attractive to us or both H-D and us; and
•product or technology development or marketing activities that may require the consent of H-D.

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

Prior to the Separation, we were able to take advantage of H-D’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. While this may continue in some ways with H-D as a majority stockholder and contract manufacturer, we are a smaller company than H-D, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the Separation. As a standalone company, we may be unable to obtain office space, goods, technology, insurance and services at prices or on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high-quality employees as a smaller company than we were operating within as a wholly owned subsidiary of H-D, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with H-D and our smaller relative size as a result of the Separation may make it more difficult to develop and maintain relationships with customers, which could adversely affect our prospects.

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

We may decide to help electrify H-D’s and other companies’ products in the future. While we expect electrifying H-D’s motorcycle portfolio to be a key piece of our future success, these efforts require resources that may otherwise be used on our electric vehicle portfolio. All project scopes, resource allocation, time commitment, and investment dollars dedicated to the electrification of H-D’s core products will be governed and costs allocated by separate joint development agreements that will be established and agreed upon by the LiveWire and H-D management teams. If the available resources do not support both LiveWire and H-D electrification efforts, it could negatively impact development of our electric vehicles and ultimately our ability to deliver targeted revenues and operating income.

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

Pursuant to the Separation Agreement and certain other agreements with H-D, H-D agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that H-D has agreed to retain, and there can be no assurance that the indemnity from H-D will be sufficient to protect us against the full amount of such liabilities or that H-D will be able to fully satisfy its indemnification obligations. In addition, H-D’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from H-D or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our businesses, financial position and operating results.

Some of our directors and executive officers own restricted stock units and/or stock options covering H-D common stock that fluctuate in value in accordance with the value of H-D’s share price and/or other performance metrics, which could cause conflicts of interest that could result in us not acting on opportunities we otherwise may have.

Some of our directors and executive officers own H-D restricted stock units and/or stock options that fluctuate in value in accordance with the value of H-D’s share price. In addition, some of our directors are executive officers of H-D. Ownership of restricted stock units and options that fluctuate in value in accordance with the value of H-D’s share price by our directors after the Separation and the presence of executive officers of H-D on our Board could create, or appear to create, conflicts of interest with respect to matters involving both us and H-D that could have different implications for H-D than they do for us. Provisions of our certificate of incorporation address corporate opportunities that are presented to our directors or officers that are also directors or officers of H-D. We cannot assure you that the provisions in our certificate of incorporation adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and H-D. As a result, we may be precluded from pursuing certain growth initiatives, which could adversely affect our business.

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

We collect, receive, store, transmit and otherwise process different types of information about or related to a range of individuals, including our customers, riders of our electric vehicles, website visitors, users of our mobile application, our employees, job applicants and employees of other companies that we do business with (such as our vendors and suppliers). By providing financing to customers, we also collect financing related information subject to financial privacy laws, such as the Gramm-Leach-Bliley Act of 1999 and its implementing regulations. In addition to the information we collect from our customers to complete a sale or transaction, we use our electric vehicles’ onboard electronic systems to capture information about each electric vehicle’s use, such as location, charge time, battery usage, mileage and driving behavior, among other things, to aid us in providing services including electric vehicle diagnostics, repair, maintenance, insurance, roadside assistance and vehicle emergency services. Our customers may in the future choose not to provide this data, which may materially and negatively affect our business and our ability to properly maintain the vehicle. Possession and use of our customers’ driving behavior, electric vehicle use and other information may subject us to legislative and regulatory burdens and risks, and we will be required to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal information in the United States, Europe and elsewhere.

A wide variety of state, federal and international laws as well as regulations, industry standards and contractual obligations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other types of information. Evolving and changing privacy laws and regulations within the United States, Europe, the United Kingdom (the “UK”) and elsewhere, may limit or inhibit our ability to operate or expand our business and some jurisdictions. The Federal Trade Commission (“FTC”) and many state attorneys general are also interpreting federal and state consumer protection laws (including the Federal Trade Commission Act) as imposing standards for the online collection, use, dissemination and security of data and connected products. The FTC and state attorneys general have focused particular attention on the processing of vehicle-related and location data in recent years, which elevates the risk of our processing of such data. We are also subject to certain laws and regulations that have been enacted or proposed, such as “Right to Repair” laws, which could require us to provide third-party access to our network and/or vehicle systems. Our failure to comply with applicable laws, directives and regulations may result in civil claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our business, prospects, financial condition and operating results. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks.

Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, various states have enacted and amended privacy laws, such as the California Consumer Privacy Act (“CCPA”), and prior to that the EU adopted General Data Protection Regulation (the “GDPR”). These privacy laws impose additional regulatory obligations regarding the handling of personal information and further provide certain individual privacy rights to persons whose data is processed by covered organizations. Some of these privacy laws provide for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The various state, federal and international privacy laws create a patchwork of overlapping but different privacy compliance requirements. As these laws evolve, we cannot fully predict the impact of such laws, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition and the results of our operations or prospects. A number of other proposals exist for new international, federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, modify our data processing practices and materially and adversely affect our business, prospects, financial condition and operating results.

The GDPR and other foreign privacy laws generally prohibit the international transfer of personal information (including to the United States) unless a lawful data transfer solution has been implemented or applies. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EU and the UK to third countries, including the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement and update lawful data transfer solutions, including the Standard Contractual Clauses; and/or it could otherwise affect the manner in which we provide our services and adversely affect our business, operations and financial condition.

The EU, UK, and US also have evolving privacy laws on cookies, tracking technologies, and e-marketing. Regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. In the U.S. there has been a noticeable uptick in class actions wherein plaintiffs have utilized a variety of laws, including the Video Privacy Protection Act of 1988 and state wiretapping laws, in relation to companies’ use of tracking technologies, such as cookies and pixels. For additional information, and if applicable, see “We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, prospects, financial condition and operating results.” If the trend of increasing enforcement by regulators and increasing civil privacy claims related to online tracking technologies continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, reputational damage as well as significant costs related to civil claims including class actions.

In addition, in the EU, the Data Act came into force on January 11, 2024, laying down rules to foster a competitive data market by making data more accessible and usable. The Data Act may apply to certain data arising from the use of our connected products in the EU and may require us to make such data available to consumers and other businesses. This may require additional compliance measures and changes to our operations and processes, and/or result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also make public statements about our use and disclosure of personal information through our privacy policy, information provided on our websites and other public statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our customers, riders and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our customers, riders and users to reduce their use of our products and services.

The regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future, and it is possible that applicable laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized access to or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers, riders and users to lose trust in us, which could have an adverse effect on our reputation and business. If a third party alleges that we have violated applicable data privacy laws, we could face legal claims and damages as well as reputational harm among consumers, investors and strategic partners. We may also incur significant expenses to comply with privacy, consumer protection and security standards and controls imposed by laws, regulations, industry standards or contractual obligations. Changes in applicable privacy laws could also require us to modify our services and features—possibly in a material and costly manner—and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us. These possibilities, if borne out, could have a negative impact on revenues and profits.

We are subject to cybersecurity risks to our various information systems and software and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our electric vehicles, including connected vehicle functionality; (e) our mobile application software; or (f) customer or rider data that we process or our third-party vendors or suppliers process on our behalf. In addition, we and our third-party vendors or suppliers that host our data may encounter attempted attacks on their networks and information systems that may take a variety of forms, including denial of service attacks, infrastructure attacks, botnets, malicious file attacks, cross-site scripting, credential abuse, phishing, social engineering, ransomware, bugs, viruses, worms, and malicious software programs. All of these types of cybersecurity incidents can give rise to a variety of losses and costs, including legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, damages to reputation, significant incident response, restoration and remediation costs, and others. These incidents could also materially disrupt operational systems; result in loss of intellectual property, trade secrets, confidential information, other proprietary or competitively sensitive information and data generally (including personal information); compromise certain information of customers, employees, suppliers, riders, users or others; harm our reputation or brand; or affect the performance of transmission control modules or other in‑product technology and the integrated software in our electric vehicles.

A cybersecurity incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by threat actors change frequently, are becoming increasingly diverse and sophisticated, and may be difficult to detect for long periods of time. We receive information technology services, including cybersecurity support, from H-D through the Master Services Agreement. Although we maintain information technology and other measures designed to protect the confidentiality, integrity and availability of our information systems, and protect us against intellectual property theft, data breaches and other cybersecurity incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cybersecurity threats or incidents. The implementation, maintenance, segregation and improvement of these information systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric vehicles, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these information systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, confidential information, intellectual property or personal information that we hold could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

We also work with partners and third-party service providers or vendors that collect, store and process data on our behalf and in connection with our products and services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be fully implemented, complied with or effective in protecting our systems and information, including against current or future cybersecurity threats. While we have developed systems and processes designed to protect the availability, integrity, confidentiality and security of us and our customers’, riders’, website visitors’, employees’ and others’ data and information, our security measures or those of our third-party service providers or vendors could fail and result in security incidents, including unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may have liability under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 U.S. states require us to provide notice to customers, regulators, credit reporting agencies or others when certain sensitive information has been compromised as a result of a security breach. Laws outside of the U.S., including in Europe and the UK, may also require us to provide notice to individuals or other third parties. There are significant differences between the laws of the various U.S. states and other jurisdictions, and as a result, compliance in the event of a widespread data breach could be complicated, in addition to being costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time consuming and would cause us to incur substantial costs.

Companies, organizations, or individuals, including our competitors, may currently hold, or obtain in the future, patents, trademarks or other proprietary or intellectual property that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles, components or other goods and services, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents, trademarks, trade secrets or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting or otherwise violating such rights. Such parties may bring suits against us alleging infringement or other violation of such rights, or otherwise assert their rights and urge us to take licenses to their intellectual property. While we try to avoid infringing the rights of others, we may unknowingly do so. For example, we may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. In the event that a claim relating to intellectual property is asserted against us, our suppliers or our third-party licensors, or if third parties not affiliated with us hold patents that relate to our products or technology, we may need to seek licenses to such intellectual property or seek to challenge those patents. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In addition, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of third-party patents may be unsuccessful. Litigation or other legal proceedings relating to intellectual property claims, regardless of merit, may cause us to incur significant expenses and could distract our technical, legal, and management personnel from their normal responsibilities. Further, if we are determined to have infringed upon a third party’s intellectual property, we may be required to do one or more of the following:

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

We have applied for patent protection relating to certain of our existing and proposed products, processes and services. However, we cannot assure you that our patent applications will issue as patents, or if they do issue, that they will be of sufficient scope or strength to provide our technologies with meaningful protection or our business with commercial protection. Further, the issued patents we own could be challenged, invalidated or circumvented by others. Some patent applications in the US are maintained in secrecy for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first to invent the inventions covered by any of our patent applications or the first to file patent applications on such inventions. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

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

We rely on our trademarks, trade names, and brand names to distinguish our products, services and business from those of our competitors and have registered or applied to register certain of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

Our electric vehicles, and the sale of motorcycles, electric balance bikes for kids, and electric bikes in general, are subject to substantial regulation under international, federal, state and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, such as:
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

In particular, jurisdictions, including the EU, continue to progress initiatives that may have a significant impact on the sourcing of batteries. In the EU, these include: (i) the revised Batteries Regulation, which entered into force in August 2023 and which will introduce, in a phased in manner, considerable new requirements in relation to batteries placed on the EU market; (ii) the Critical Raw Materials Act, which enacted in April 2024 and will, among other areas, set targets in relation to the EU’s domestic extraction, processing and recycling of certain raw materials; and (iii) the Corporate Sustainability Due Diligence Directive, which was enacted in July 2024 and will impose additional obligations on certain entities in relation to their supply chains. To the extent that our current practices do not align with these and other updated and/or proposed regulatory developments, this may lead to additional costs to the sourcing, assembly, transportation, and labeling of batteries.

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

There is currently significant uncertainty about the future relationship between the U.S. government and its trading partners with respect to trade policies, tariffs, and similar policies affecting cross-border operations. The U.S. government has in the past and could in the future adopt a new approach to trade policy, renegotiate or terminate certain existing bilateral or multilateral trade agreements or impose tariffs on certain foreign goods, including steel and certain vehicle parts. For example, in January 2025, the global tariff landscape began to quickly change with the U.S. implementing tariffs on various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on the U.S., either generally or with respect to certain products. In certain circumstances the U.S. and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the U.S. has continued to impose tariffs on imported goods, and affected countries have responded by imposing tariffs on U.S. goods. The U.S. government recently escalated tariffs on the import of goods from most U.S. trading partners. For example, the United States has recently announced tariffs, certain of which have been temporarily suspended, on imported goods from most countries and select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. China and the United States have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the United States. In addition, additional trade restrictions or barriers could be implemented on a broader range of products or raw materials with additional countries or regions such as China, Canada, Mexico, the European Union or other countries and / or regions. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported electric vehicles decreases due to the higher cost, our business, prospects, financial condition and operating results could be materially adversely affected. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

The strategic partnership with KYMCO Group, as well as relationships with STACYC’s key vendors, could be negatively impacted by geopolitical events that might occur between mainland China and Taiwan.

Our strategic partnership with KYMCO Group, as well as STACYC’s relationships with its key vendors, may be negatively affected by the impact of geopolitical events and related actions that may occur between mainland China and Taiwan because KYMCO Group and STACYC’s key vendors are based in Taiwan. In recent years, there have been political and trade tensions between mainland China and Taiwan, which have resulted in the implementation of trade barriers, including the use of economic sanctions and export control restrictions. Violations of these economic sanctions and export control restrictions can result in significant civil and criminal penalties. Additionally, if a trade war, tariff, physical or economic blockade, or war ensued and impacted access to or from the Taiwan or Chinese markets or workforce, we may face challenges in maintaining production plans or output, accessing the skilled labor necessary to manufacture our products without interruption, accessing and/or shipping our finished goods, work in progress, or other inventories located in Taiwan or otherwise experience significant disruptions in our business. Prolonged or increased use of trade barriers may result in a decrease in the growth of the global economy and electric vehicle industry and could cause turmoil in global markets. which could decrease demand for our products and services. Also, any increase in the use of economic sanctions or export control restrictions could impact our ability to continue supplying products and services to those customers and our customers’ demand for our products and services. Further escalation of trade tensions, the increased use of economic sanctions or export control restrictions could negatively affect our strategic partnership with KYMCO Group or STACYC’s relationships with its key vendors.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, prospects, financial condition and operating results. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, tort laws, environmental laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. We may also become subject to allegations of discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our brand, reputation and operations. Claims may also arise out of actual or alleged breaches of contract or other actual or alleged acts or omissions by or on behalf of us. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Even if we are successful in defending against legal claims, arbitration or litigation could result in substantial costs and demand on management resources. See “Business-Legal Proceedings.”

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

New income, sales, use or other tax laws, statutes, rules, regulation or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us or our customers, any of which could adversely affect our business, prospects, financial condition and operating results. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, significantly changed the U.S. tax landscape by implementing revisions to key business tax provisions, including the reinstatement of bonus depreciation deductions for acquisitions of qualified property, the restoration of EBITDA-based business interest expense limitation, the expansion of rules related to deductibility of executive compensation, and the implementation of changes relating to the computation of certain taxes in respect of non-U.S. activities. The initial impact of changes brought about by OBBBA does not have a material impact on our effective tax rate. The long-term effects on the results of operations and cash flows remain uncertain and could be significant. Additionally, the Organisation for Economic Cooperation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes that we are required to pay. On January 5, 2026, the OECD released a “side-by-side” package (the “SbS Package”) that generally establishes an exemption for U.S. multinationals from the 15% global minimum tax. However, the implementation of the SbS Package depends on domestic legislation and regulation in OECD member countries and is subject to subsequent review. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes may materially and adversely affect our business, prospects, financial condition and operating results.

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
•future sales of our Common Stock under the ATM Program;

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

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, its general business condition and the release of its financial reports. Additionally, if our securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of its securities may be more limited than if it were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

Our principal stockholders, directors and executive officers and their affiliates beneficially own a significant amount of our Common Stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our Common Stock.

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

If these risks materialize, our stock price could be materially adversely affected. Any dilution related to the issuance of our common stock as consideration for an acquisition or joint venture, difficulties in the integration of acquired businesses or unexpected penalties, liabilities or asset impairments in connection with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company with no business operations of our own and will depend on cash flow from our subsidiaries to meet our obligations.

We are a holding company with no business operations of our own or material assets other than the stock of our subsidiaries. All of our operations are conducted by our subsidiaries. As a holding company, we require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any credit facility, including our Term Loan, may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. See “-The Term Loan contains covenants that may restrict our business and financing activities.” If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders may have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If our subsidiaries are unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under certain circumstances, any loan and security agreement and any future debt or preferred securities or future debt agreements we may enter may preclude us from paying dividends, including the Term Loan. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

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

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

The exercise price for a warrant is $11.50 per share of Common Stock. On December 31, 2025, the closing price of our Common Stock was $4.42. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our warrants, we believe our warrant holders will be unlikely to cash exercise their warrants, resulting in little or no cash proceeds to us. There is no guarantee that our warrants will be in the money prior to their expiration in September 2027, and as such, our warrants may expire worthless.

In addition, at the current exercise price of $11.50 per share, we would receive up to $349.2 million from the exercise of the warrants, assuming the exercise in full of all of the warrants for cash. However, we may lower the exercise price of the warrants in accordance with Section 9.8 of the Warrant Agreement. We may effect such reduction in exercise price without the consent of warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the warrants for cash.

General Risk Factors

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. Our entire management team and many of our other employees will need to devote substantial time to compliance and maintaining the corporate infrastructure demanded of a public company, which may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition.

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

We are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, and could lead to additional costs to comply with these rules and regulations.

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

Our transition to being a public company has also subjected us to significant regulatory oversight and financial reporting obligations under the federal securities laws and in accordance with Generally Accepted Accounting Principles, as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the US. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the US may require costs greater than expected. It is possible that we will be required to expand our employee base, hire additional employees, or rely on third-party advisors to support our operations as a public company which will increase our operating costs in future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management Strategy

We have implemented a cybersecurity program intended to assess, identify, manage and reduce cybersecurity risks. Through our partnership with Harley-Davidson, we maintain an IT incident response plan that is designed to protect against, identify, evaluate, respond to, and recover from an incident. The plan is designed to be flexible so it may be adapted to an array of potential scenarios and includes a cybersecurity incident response team in the event of a cyber incident. The incident response team is a cross-functional group that is composed of both Company and Harley-Davidson personnel and external service providers, and which is tailored to a particular incident so that individuals with appropriate experience and expertise are available. Currently, we contract for such cybersecurity services through the Master Services Agreement with Harley-Davidson, in addition to leveraging our own information technology and security tools and teams.

We have invested in tools and technologies intended to protect our data and business systems, and we monitor our computing environment on an ongoing basis to help identify and assess risk. In addition, we have implemented a cybersecurity training program designed to educate and train employees how to identify, potentially avoid and report cybersecurity threats. It is focused on helping our workforce recognize, avoid falling victim to and raise the visibility of potential cyber threats and scams. In addition, periodic cybersecurity awareness messages are communicated to employees as new threats and scams develop throughout the year. To reinforce these practices, routine phishing simulations are conducted across the organization to test employees awareness and provide targeted follow-up training, as needed.

Through the Master Services Agreement with Harley-Davidson, we take measures to regularly update and improve our cybersecurity program, including conducting assessments, performing penetration testing and scanning of our systems for vulnerabilities using external third-party tools and techniques to test security controls, auditing applicable data policies, and monitoring emerging laws and regulations related to information security. The program is designed based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. However, this does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST Cybersecurity Framework as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. In addition, we periodically engage third-party advisors to assess the effectiveness of our cybersecurity program, policies and practices. We rely on Harley-Davidson to regularly consult with external advisors and cybersecurity providers regarding opportunities and enhancements to strengthen our policies and practices.

With respect to third-party service providers, our cybersecurity program includes conducting due diligence of relevant and material service providers’ information security programs prior to onboarding. In general, we also contractually require material third-party service providers with access to our information technology systems, sensitive business data or personal information to implement and maintain reasonably appropriate security controls and to use our personal information only to provide services to us, except as required by law.

While we have experienced, and may in the future experience, cybersecurity incidents, prior incidents have not materially affected the Company’s business, results of operations or financial condition. Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will in the future prevent material compromises to our information technology systems that could have a material adverse effect on our business. See Item 1A. Risk Factors, which are incorporated by reference into this Item 1C.

Governance

Our Board of Directors has risk oversight responsibility for us and administers this responsibility both directly and with assistance from the Audit and Finance Committee, which periodically reports to the Board of Directors on its risk oversight activities. Cybersecurity is a critical component of our overall risk management program. Our Board of Directors is actively involved in reviewing our information security and technology risks and opportunities (including cybersecurity) and discusses these topics on a regular basis.

The Audit and Finance Committee, comprised solely of independent directors, oversees our enterprise risk management program and assists the Board of Directors in fulfilling its oversight responsibility with respect to our information security and technology risks (including cybersecurity), which are included as part of our enterprise risk management systems. The Audit and Finance Committee reviews and discusses our information security and technology risks (such as cybersecurity), including our information security and risk management programs.

Our cybersecurity program is contracted through and led by Harley-Davidson’s Chief Information Security (CISO), who is responsible for assessing and managing our data privacy function and information security and technology risks (including cybersecurity). In October 2025, the CISO left Harley-Davidson and the Chief Digital and Operations Officer assumed the responsibilities of acting CISO from October until his departure on December 31, 2025. Harley-Davidson’s IT Security Manager is serving as acting CISO, executing all the responsibilities of the CISO, while Harley-Davidson conducts a search to fill the position. The Company's IT Security Manager has over 20 years of experience in Information Technology, including 13 years focused on cybersecurity and regulatory compliance, with leadership roles spanning Enterprise Security Architecture, Security Operations and Incident Response, Cybersecurity Engineering, and Application Security. This background includes developing and executing security strategies, managing incident prevention and response, and leading operational risk programs. The CISO reports to Harley-Davidson’s Chief Legal, Compliance and Corporate Affairs Officer, who has been providing legal support to the Harley-Davidson’s Corporate Information Security Office for over nine years.

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

Item 2. Properties

A summary of the principal operating properties as of December 31, 2025 is as follows:

Type of Facility	Location	Status
Electric Motorcycles - Corporate Office & Product Development Center	Milwaukee, WI	Leased
Electric Motorcycles - Customer Experience Center	Malibu, CA	Leased
Electric Motorcycles - Retail Operations	Carson, CA	Leased
STACYC - Corporate Office and Research and Development Activities	Fort Worth, TX	Leased

Item 3. Legal Proceedings

The Company from time to time may be subject to lawsuits and other claims related to product, commercial, supplier, employee, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. The Company, through H-D, also maintains insurance coverage for product liability exposures. The Company believes that its accruals and insurance coverage are adequate and there are no material exposures to loss in excess of amounts accrued and insured for losses related to these matters. Refer to Note 14, Commitments and Contingencies, in the Notes to consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and warrants to purchase our Common Stock are traded on the NYSE under the trading symbols “LVWR” and “LVWR WS”, respectively.

Holders of Record

As of February 18, 2026, there were 8 shareholders of record of our Common Stock and 1 holder of record of our warrants to purchase our Common Stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders, whose shares and/or warrants are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities for the years ended December 31, 2025, 2024 and 2023.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended December 31, 2025:

2025 Fiscal Date of Vest	Total Number of Shares Repurchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31	62,996	$4.21	—	—

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

	9/26/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
LiveWire Group, Inc.	$100	$76	$52	$69	$126	$74	$120	$77	$82	$65	$51	$21	$49	$51	$47
S&P 500 Index	$100	$98	$106	$113	$124	$123	$137	$152	$159	$168	$174	$166	$176	$203	$239

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

LiveWire’s net loss for the year ended December 31, 2025 was $75,114 thousand compared to $93,925 thousand for the year ended December 31, 2024. LiveWire’s net losses reflect the early-stage nature of LiveWire’s business including investments in product development as LiveWire continues to focus on technological innovation that it expects will support future products and growth.

The Electric Motorcycles segment operating loss for the year ended December 31, 2025 was $73,831 thousand, compared to an operating loss of $105,500 thousand for the year ended December 31, 2024. Refer to the Electric Motorcycles segment analysis below for further discussion.

The STACYC segment operating loss for the year ended December 31, 2025 was $1,653 thousand, as compared to operating loss of $4,856 thousand for the year ended December 31, 2024. Refer to the STACYC segment analysis below for further discussion.

In response to the market challenges facing the electric vehicle segment and the overall boarder powersports industry, the Company is continuing to focus on strategic expansion of its product offerings, including the planned production in the spring of 2026 of two new 125 cc-equivalent mini-motos, the S4 HonchoTM products, which are designed to expand access and affordability for riders globally. As the Company evaluates its long-term strategy and product offerings, it will continue to focus on cost savings to reduce cash usage while focusing on developing and producing profitable products to align with evolving customer preferences and broader electric vehicle adoption trends that will allow the Company to continue to reduce operating losses and fund its operations through profitability.

On August 22, 2025, LiveWire entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which LiveWire may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $50.0 million of shares of its common stock through the Agent (the “ATM Program”), pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-289699), which was declared effective by the SEC on August 21, 2025. LiveWire filed a prospectus supplement with the SEC on August 22, 2025 in connection with the ATM Program.

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

Upon closing of the Business Combination and PIPE Investments, the most significant change in the Company’s future reported financial position and results was an increase in cash due to net proceeds received of approximately $293.7 million, including a $100.0 million investment from the Legacy LiveWire Equityholder and a $100.0 million investment from certain members of the KYMCO Group, through a PIPE. Additionally, the increase in cash reflects the amount of cash released from ABIC’s trust account of $13.6 million (net of the SPAC share redemption amount) and the $100.0 million equity backstop (the “H-D Backstop Amount”) provided by H-D in exchange for 10,000,000 shares of Common Stock for a purchase price of $10.00 per share pursuant to the terms of the Business Combination Agreement.

2026 Outlook

For 2026, LiveWire's focus is on the launch of its two new 125 cc-equivalent mini-motors, the S4 HonchoTM products, continued network expansion, cost savings and improvements, product innovation and development focused on profitable products, and continued growth of the STACYC segment.

Basis of Presentation

Refer to Note 1, Description of Business and Basis of Presentation, in the Notes to the consolidated financial statements for a discussion of the underlying basis used to prepare the consolidated financial statements.

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

•Independent Retail Partners (STACYC) – Independent Retail Partners as used with STACYC are independent entities under contract with STACYC to sell electric balance bikes, electric bikes and related products and services.

The following table details the key business metric amounts for the periods indicated:

	Year Ended
	2025	2024
Wholesale Motorcycle Unit Sales:
US	226	422
International (1)	363	89
Total Wholesale Motorcycle Unit Sales	589	511
Company Retail Motorcycle Unit Sales:
US	64	23
International (1)	—	78
Total Company Retail Motorcycle Unit Sales	64	101

Total LiveWire Motorcycle Unit Sales	653	612

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (2)	64	101
Independent Retail Partners (3)	780	391
Total Retail Motorcycle Unit Sales	844	492

Retail Motorcycle Unit Sales:
US	506	414
International	338	78
Total Retail Motorcycle Unit Sales	844	492

Electric Balance Bike and Electric Bike Unit Sales:
US	16,799	16,925
International	4,834	1,624
Total Electric Balance Bike and Electric Bike Unit Sales	21,633	18,549
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

The following table details the number of retail partners:

	As of	As of
	December 31, 2025	December 31, 2024
Electric Motorcycles
Company-owned dealership	1	1
Independent Retail Partners:
U.S.	47	61
International	49	27
Total Electric Motorcycles Independent Retail Partners	96	88
Total Electric Motorcycles Retail Partners	97	89

STACYC
Independent Retail Partners:
U.S.	1,986	2,041
International (1)	31	151
Total STACYC Independent Retail Partners	2,017	2,192
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

Results of Operations

The following table presents consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	$ Change	% Change
Operating loss from Electric Motorcycles	$(73,831)	$(105,500)	$31,669	30.0%
Operating loss from STACYC	(1,653)	(4,856)	3,203	66.0%
Total operating loss	(75,484)	(110,356)	34,872	31.6%
Interest expense, related party	(255)	—	(255)	(100.0)%
Interest income	1,166	5,704	(4,538)	(79.6)%
Change in fair value of warrant liabilities	(352)	10,770	(11,122)	(103.3)%
Loss before income taxes	(74,925)	(93,882)	18,957	20.2%
Income tax provision	189	43	146	339.5%
Net loss	(75,114)	(93,925)	18,811	20.0%
Other comprehensive loss:
Foreign currency translation adjustments	(29)	(5)	(24)	(480.0)%
Comprehensive loss	$(75,143)	$(93,930)	$18,787	20.0%
Net loss per share, basic and diluted	$(0.37)	$(0.46)	$0.09	19.6%

Operating Loss

The Company reported an operating loss of $75,484 thousand for the year ended December 31, 2025 compared to an operating loss of $110,356 thousand for the year ended December 31, 2024. The Electric Motorcycles segment reported an operating loss of $73,831 thousand for the year ended December 31, 2025, as compared to an operating loss of $105,500 thousand for the year ended December 31, 2024. Operating loss from the STACYC segment was $1,653 thousand for the year ended December 31, 2025 compared to operating loss of $4,856 thousand for the year ended December 31, 2024. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Expense, Related Party

Interest expense, related party, for the year ended December 31, 2025 was $255 thousand compared to zero for the year ended December 31, 2024. The expense is related to the Company borrowing $75.0 million from H-D under the Term Loan on December 15, 2025.

Interest Income

Interest income for the year ended December 31, 2025 was $1.2 million compared to $5.7 million for the year ended December 31, 2024. The change was primarily driven by the decrease in the Company’s investment in money market funds during the year prior to the Company borrowing $75.0 million under the Term Loan on December 15, 2025. The investment in money market funds increased from $5.0 million at September 30, 2025 to $72.0 million at December 31, 2025 after the Company borrowed $75.0 million under the Term Loan. The investment in money market funds was $52.0 million at December 31, 2024.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2025 was loss of $352 thousand compared to income of $10,770 thousand for the year ended December 31, 2024. The loss recognized of $352 thousand for the year ended December 31, 2025 was due to the increase in the estimated fair value of the warrants from December 31, 2024 related to fluctuations in the market price of the warrants. The income recognized of $10,770 thousand for the year ended December 31, 2024 was due to the decrease in the estimated fair value of the warrants from December 31, 2023 related to fluctuations in the market price of the warrants. See Note 10, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the year ended December 31, 2025 was $189 thousand compared to $43 thousand for the year ended December 31, 2024. The increase in the income tax provision in 2025 compared to 2024 was primarily driven by profits generated by the non-U.S. entities.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	$ Change	% Change
Revenue:
Electric motorcycles	$4,691	$7,644	$(2,953)	(38.6)%
Parts, accessories and apparel	1,373	737	636	86.3%
Revenue, net	6,064	8,381	(2,317)	(27.6)%
Cost of goods sold	18,058	27,018	(8,960)	(33.2)%
Gross profit	(11,994)	(18,637)	6,643	35.6%
Operating expenses:
Selling, administrative and engineering expense	61,837	86,863	(25,026)	(28.8)%
Operating loss	$(73,831)	$(105,500)	$31,669	30.0%

Revenue

Revenue for the year ended December 31, 2025 decreased by $2,317 thousand, or 27.6%, to $6,064 thousand from $8,381 thousand for the year ended December 31, 2024. While unit sales increased 7% in 2025 compared to 2024, the increase was offset by new incentives announced during the third quarter 2025, including the Twist & Go Promotion, resulting in decreases to revenue of $3,248 thousand related to unit sales in the year ended December 31, 2025 and $987 thousand related to previously recognized sales during the year ended December 31, 2025. This decrease was partially offset by parts, accessories and apparel revenue increasing $636 thousand from $737 thousand in the year ended December 31, 2024 to $1,373 thousand in the year ended December 31, 2025.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2025 decreased by $8,960 thousand, or 33.2%, to $18,058 thousand from $27,018 thousand for the year ended December 31, 2024. The decrease was primarily driven by a significant decrease of the number of motorcycles purchased in 2025 as compared to 2024 resulting in lower net realizable value adjustments, as well as the effect of motorcycles that were purchased in 2024 and sold in 2025 that were already written down to net realizable value resulting in lower cost of sales in 2025 relative to 2024. Additionally, cost of goods sold in 2025 decreased by $1,586 thousand from the impact of an unfavorable arbitration ruling related to a supplier claim that was recorded in 2024. This decrease was offset by increased depreciation expense of $1,390 thousand primarily from accelerated depreciation on certain tooling being replaced as part of the Company’s cost reduction activities.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2025 decreased by $25,026 thousand, or 28.8%, to $61,837 thousand from $86,863 thousand for the year ended December 31, 2024. The decrease was primarily driven by cost reduction activities, including $13,571 thousand decrease in personnel costs primarily from headcount reductions in 2024, $3,739 thousand reduction in fees paid to H-D for services under the new master services arrangement, $1,309 thousand reduction in product development spending due to the relocation of the LiveWire Labs and the completion of two new models, Mulholland and Alpinista, in 2024, $1,231 thousand decrease in accelerated depreciation related to LiveWire Labs assets recorded in 2024, $1,092 thousand reduction in rent related to the movement of LiveWire Labs from California to Milwaukee, Wisconsin in 2024, and $797 thousand reduction in travel costs in the year ended December 31, 2025 compared to the year ended December 31, 2024. These decreases were offset by an increase to warranty expense of $1,370 thousand in the year ended December 31, 2025 compared to the year ended December 31, 2024.

The Company recorded $5,023 thousand of expense in the year ended December 31, 2024 related to employee termination benefits and other costs related to the move of LiveWire Labs from California to Wisconsin, as well as the Company’s actions to streamline headcount. The Company also recognized a noncash reduction in stock compensation expense of $3,753 thousand in the year ended December 31, 2024 resulting from forfeitures of awards related to employees who terminated in the year ended December 31, 2024 resulting from these actions.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$15,808	$14,043	$1,765	12.6%
Parts, accessories and apparel	3,800	4,209	(409)	(9.7)%
Revenue, net	19,608	18,252	1,356	7.4%
Cost of goods sold	12,047	12,398	(351)	(2.8)%
Gross profit	7,561	5,854	1,707	29.2%
Operating expenses:
Selling, administrative and engineering expense	9,214	10,710	(1,496)	(14.0)%
Operating loss	$(1,653)	$(4,856)	$3,203	66.0%

Revenue

Revenue for the year ended December 31, 2025 increased by $1,356 thousand, or 7.4%, to $19,608 thousand from $18,252 thousand for the year ended December 31, 2024. The increase in revenue of $1,765 thousand was driven by a $2,351 thousand increase from higher volumes due to new products and new markets, and higher shipment volumes to our third party distributors, offset by a reduction in electric balance bikes and electric bikes revenue from lower product pricing and promotions of $586 thousand in the year ended December 31, 2025 compared to the year December 31, 2024. The increase in electric balance bikes and electric bikes revenue was offset by a decrease of $409 thousand in parts, accessories and apparel revenue in the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cost of Goods Sold

Cost of goods sold for the year December 31, 2025 decreased by $351 thousand, or 2.8%, to $12,047 thousand from $12,398 thousand for the year ended December 31, 2024 and was primarily due to product mix and lower fulfillment costs.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the year ended December 31, 2025 decreased by $1,496 thousand, or 14.0%, to $9,214 thousand from $10,710 thousand for the year ended December 31, 2024. The decrease was primarily due to lower marketing expense of $943 thousand in the year ended December 31, 2025 compared to the year ended December 31, 2024.

Results of Operations 2024 Compared to 2023

Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 21, 2025 with the SEC for a detailed discussion of the results of operations for 2024 compared to 2023.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, LiveWire’s cash and cash equivalents were $82,777 thousand and $64,437 thousand, respectively.

As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 10 to the consolidated financial statements, Warrant Liabilities.

In the event of the exercise of any Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of December 31, 2025, the reported sales price of Common Stock was $4.42 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement (the “Convertible Term Loan”) with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The Convertible Term Loan had a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. The Convertible Term Loan contained a provision that provided for H-D to convert amounts outstanding to equity at the Maturity Date if, on the Maturity Date, H-D determined, acting reasonably and in good faith, that the Company does not have the financial wherewithal to repay all amounts outstanding.

On November 9, 2025, the Company entered into an Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) with H-D, which amended the Convertible Term Loan. The Term Loan provided the Company with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027 (“Term Loan Maturity Date”). The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (defined as gross ATM proceeds less offering costs) from the funding of the Term Loan through the Term Loan Maturity Date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the Term Loan Maturity Date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the Term Loan Maturity Date. The Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan are collateralized by a security interest in substantially all of the assets of the Company.

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. As of December 31, 2025, there was $800 thousand presented as Current portion of term loan - related party, net, for the mandatory prepayment of the principal amount of the Term Loan due from the first $10.0 million of net ATM proceeds and $74.2 million presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the year ended December 31, 2025, the Company recorded $255 thousand in interest expense, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. The amount due to H-D for interest as of December 31, 2025 of $255 thousand is presented in Other long-term liabilities on the consolidated balance sheet. The effective interest rate was 7.64% for the year ended December 31, 2025. The Company remained in compliance with all of the existing covenants as of December 31, 2025.

On August 22, 2025, LiveWire entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which LiveWire may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $50.0 million of shares of its common stock through the Agent (the “ATM Program”), pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-289699), which was declared effective by the SEC on August 21, 2025. LiveWire filed a prospectus supplement with the SEC on August 22, 2025 in connection with the ATM Program. There were 448,171 shares of common stock sold under the ATM Program in the year ended December 31, 2025 for an aggregate offering price of $2,213 thousand. Additional sales under this program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described above, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date.

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

LiveWire’s material contractual operating cash commitments at December 31, 2025 relate to leases as discussed further in Note 9, Leases, in the consolidated financial statements. LiveWire estimates capital expenditures to be between $3 million and $8 million in 2026.

As a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2027. The Company also has a liability of $6,080 thousand as of December 31, 2025 thousand for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 15, Related Party Transactions, for discussion of commitments with H-D.

Cash Flow Activity

The following table presents condensed highlights from our consolidated statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash used by operating activities	$(53,548)	$(93,859)
Net cash used by investing activities	(3,811)	(8,068)
Net cash provided (used) by financing activities	75,735	(1,444)
Effect of exchange rate changes on cash and cash equivalents	(36)	(96)
Net increase (decrease) in cash and cash equivalents	$18,340	$(103,467)

The overall increase in cash during the year ended December 31, 2025 was due primarily to an increase in net cash provided by financing activities, offset by a decrease in net cash used by operating activities. The overall decrease in cash during the year ended December 31, 2024 was due primarily to a decrease in net cash used by operating activities.
Operating Activities

The Company had net cash outflow from operating activities during the years ended December 31, 2025 and 2024. Net cash used in operating activities decreased by $40,311 thousand to $53,548 thousand for the year ended December 31, 2025 compared to $93,859 thousand for the year ended December 31, 2024. The decrease in net cash outflow from operating activities in 2025 was primarily driven by a reduction in net loss adjusted for non-cash items and favorable changes in inventory and accounts payable to related party offset by unfavorable changes in accounts receivable from related party and accounts payable and accrued liabilities compared to 2024.

Investing Activities

Net cash used in investing activities decreased by $4,257 thousand to $3,811 thousand for the year ended December 31, 2025 compared to $8,068 thousand for the year ended December 31, 2024. The year ended December 31, 2024 reflected capital expenditures related to the Mulholland and Alpinista models, which did not recur in 2025.

Financing Activities

Net cash provided by financing activities increased by $77,179 thousand to $75,735 thousand for the year ended December 31, 2025 compared to $1,444 thousand net cash used by financing activities for the year ended December 31, 2024. The cash inflow was driven by borrowings under the Term Loan of $75.0 million and net proceeds received from the issuance of common stock in conjunction with the Company’s ATM Program of $1,759 thousand, offset by the repurchase of common stock of $1,024 thousand to satisfy withholding taxes in connection with the vesting of restricted stock for the year ended December 31, 2025. The cash outflow in the prior year is related to the repurchase of common stock of $1,444 thousand to satisfy withholding taxes in connection with the vesting of restricted stock for the year ended December 31, 2024.

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

Revenue Recognition - Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes, electric bikes, as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. S2 electric motorcycles contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycle is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to the S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

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

For goodwill, the reporting units used in assessing impairment is the same as the Company’s two operating segments and reportable segments as described in Note 16, Reportable Segments and Geographic Information. The Company’s assessment for impairment of goodwill utilized a discounted cash flow analysis and a guideline public company market approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value, and a reconciliation of the Company’s concluded values for each reporting unit to the Company’s market capitalization. The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, capital requirements and discount rates. Because the projections are estimated over a significant future period of time, those estimates and assumptions are subject to uncertainty. The market approach is based on market multiples and requires an estimate of appropriate multiples based on market data for comparable companies. The market valuation models, and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances. During 2025 and 2024, the Company tested its goodwill balances for impairment and no impairment charges were recorded to goodwill as a result of those impairment tests.

Product Warranty and Recalls - LiveWire provides a limited warranty on the new electric motorcycles for a period of two years, except for the battery which is covered for five years. LiveWire also provides limited warranties on parts and accessories, electric balance bikes, and electric bikes. Estimated warranty costs are recorded at the time of sale and are based primarily on historical LiveWire claim and industry information.

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

Valuation of Warrant Liabilities - Upon consummation of the Business Combination, the Company assumed 30,499,990 warrants to purchase LiveWire's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of its IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). LiveWire accounts for its Warrants assumed as part of the Business Combination in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, LiveWire classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations and comprehensive loss. The fair value of the Public Warrants is determined using the quoted market price as of the valuation date. The fair value of the Private Placement Warrants is determined by using the quoted market price of the Public Warrants as the Private Warrants have terms and provisions that impact the fair value assessment that are economically similar to those of the Public Warrants, including the exercise price, exercisability and exercise period. See Note 10, Warrant Liabilities, in the consolidated financial statements for more information concerning accounting for the Warrant liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2025, LiveWire’s cash and cash equivalents amounted to $82,777 thousand. LiveWire manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

LiveWire sells its electric motorcycles, electric balance bikes, electric bikes and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, LiveWire’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies, however, the impact of such fluctuations on LiveWire’s operations to date are not material given the majority of LiveWire’s sales are currently in the U.S. LiveWire plans to expand its business and operations internationally and expects its exposure to currency rate risk to increase as it grows its international presence.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
LiveWire Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of LiveWire Group, Inc. (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Chicago, Illinois
February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LiveWire Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of LiveWire Group, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2021 to 2025.

Milwaukee, Wisconsin
February 21, 2025

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended
	2025	2024	2023
Revenue, net	$25,672	$26,633	$38,023
Costs and expenses:
Cost of goods sold (including related party amounts of $10,926, $19,533, and $23,433 in 2025, 2024, and 2023, respectively, as described in Note 15)	30,105	39,416	43,795
Selling, administrative and engineering expense (including related party amounts of $5,234, $10,164, and $14,993 in 2025, 2024, and 2023, respectively, as described in Note 15)	71,051	97,573	110,217
Total operating costs and expenses	101,156	136,989	154,012
Operating loss	(75,484)	(110,356)	(115,989)
Interest expense, related party	(255)	—	—
Interest income	1,166	5,704	10,537
Change in fair value of warrant liabilities	(352)	10,770	(4,020)
Loss before income taxes	(74,925)	(93,882)	(109,472)
Income tax provision	189	43	78
Net loss	(75,114)	(93,925)	(109,550)
Other comprehensive loss:
Foreign currency translation adjustments	(29)	(5)	17
Comprehensive loss	$(75,143)	$(93,930)	$(109,533)

Net loss per share, basic and diluted (Note 6)	$(0.37)	$(0.46)	$(0.54)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$82,777	$64,437
Accounts receivable, net	3,383	3,874
Accounts receivable from related party	585	399
Inventories, net	15,255	26,942
Other current assets	2,887	2,709
Total current assets	104,887	98,361
Property, plant and equipment, net	27,556	34,012
Goodwill	8,327	8,327
Deferred tax assets	6	7
Lease assets	823	765
Intangible assets, net	804	1,058
Other long-term assets	4,008	5,430
Total assets	$146,411	$147,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,299	$1,738
Accounts payable to related party	6,716	9,762
Accrued liabilities	12,362	17,960
Current portion of lease liabilities	496	394
Current portion of term loan - related party, net	800	—
Total current liabilities	22,673	29,854
Long-term portion of lease liabilities	246	405
Deferred tax liabilities	149	118
Long-term portion of term loan - related party, net	74,183	—
Warrant liabilities	1,901	1,549
Other long-term liabilities	1,231	919
Total liabilities	100,383	32,845
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 0 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 204,925 shares issued and 204,309 shares outstanding as of December 31, 2025 and 203,787 shares issued and 203,423 shares outstanding as of December 31, 2024	20	20
Treasury Stock, at cost: December 31, 2025 - 616 shares, December 31, 2024 - 364 shares	(4,437)	(3,413)
Additional paid-in-capital	351,489	344,409
Accumulated deficit	(301,027)	(225,913)
Accumulated other comprehensive (loss) income	(17)	12
Total shareholders' equity	46,028	115,115
Total liabilities and shareholders' equity	$146,411	$147,960
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(75,114)	$(93,925)	$(109,550)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,141	10,041	5,832
Change in fair value of warrant liabilities	352	(10,770)	4,020
Stock compensation expense	4,939	4,626	8,926
Provision for expected credit losses	124	230	53
Deferred income taxes	32	22	74
Inventory write-down	3,046	5,750	2,719
Cloud computing arrangements development costs	—	(45)	(1,312)
Interest expense, related party	255	—	—
Other, net	(75)	(244)	(117)
Changes in current assets and liabilities:
Accounts receivable, net	535	192	(2,023)
Accounts receivable from related party	(186)	3,003	(2,877)
Inventories	8,798	(569)	(5,626)
Other current assets	629	540	1,621
Accounts payable and accrued liabilities	(3,978)	(2,101)	160
Accounts payable to related party	(3,046)	(10,609)	14,638
Net cash used by operating activities	(53,548)	(93,859)	(83,462)
Cash flows from investing activities:
Capital expenditures	(3,811)	(8,068)	(13,462)
Net cash used by investing activities	(3,811)	(8,068)	(13,462)
Cash flows from financing activities:
Borrowings under term loan - related party (Note 15)	75,000	—	—
Gross proceeds from the sale of common stock pursuant to the at-the-market public offering (Note 1)	2,213	—	—
Payment of offering costs from the at-the-market public offering (Note 1)	(454)	—	—
Repurchase of common stock	(1,024)	(1,444)	(1,969)
Proceeds received from exercise of warrants (Note 6)	—	—	1,557
Net cash provided (used) by financing activities	75,735	(1,444)	(412)
Effect of exchange rate changes on cash and cash equivalents	$(36)	$(96)	$—
Net increase (decrease) in cash and cash equivalents	$18,340	$(103,467)	$(97,336)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$64,437	$167,904	$265,240
Net increase (decrease) in cash and cash equivalents	18,340	(103,467)	(97,336)
Cash and cash equivalents—end of period	$82,777	$64,437	$167,904
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Net Parent company investment	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2022	202,403	$20	$329,218	$(22,438)	$—	$—	$—	$306,800
Net loss	—	—	—	(109,550)	—	—	—	(109,550)
Other comprehensive loss, net of tax	—	—	—	—	17	—	—	17
Share-based compensation	672	—	8,926	—	—	—	—	8,926
Shareholder warrants exercised	135	—	1,639	—	—	—	—	1,639
Repurchase of common stock	—	—	—	—	—	—	(1,969)	(1,969)
Balance, December 31, 2023	203,210	20	339,783	(131,988)	17	—	(1,969)	205,863
Net loss	—	—	—	(93,925)	—	—	—	(93,925)
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Share-based compensation	577	—	4,626	—	—	—		4,626
Repurchase of common stock	—	—	—	—	—	—	(1,444)	(1,444)
Balance, December 31, 2024	203,787	20	344,409	(225,913)	12	—	(3,413)	115,115
Net loss	—	—	—	(75,114)	—	—	—	(75,114)
Other comprehensive loss, net of tax	—	—	—	—	(29)	—	—	(29)
Share-based compensation	690	—	4,939	—	—	—		4,939
Issuance of common stock in at-the-market public offering, net of issuance cost of $72 thousand	448	—	2,141	—	—	—	—	2,141
Repurchase of common stock	—	—	—	—	—	—	(1,024)	(1,024)
Balance, December 31, 2025	204,925	$20	$351,489	$(301,027)	$(17)	$—	$(4,437)	$46,028

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

Pursuant to the terms of the Business Combination Agreement: (a) on September 23, 2022, ABIC migrated to and domesticated as a Delaware corporation (“Domesticated ABIC”) (the “Domestication”), in connection with which all of the ABIC’s (i) outstanding ordinary shares were converted, on a one-for-one basis, into common stock, par value $0.0001 per share, of Domesticated ABIC, (ii) outstanding warrants were converted, on a one-for-one basis, into warrants to acquire one share each of common stock of Domesticated ABIC and (iii) outstanding units were canceled and instead entitle the holder thereof to, per unit, one share of common stock of Domesticated ABIC and one-half of one warrant of Domesticated ABIC; (b) on September 26, 2022, H-D and Legacy LiveWire consummated the separation of the Legacy LiveWire business and the other transactions contemplated by the Separation Agreement (the “Separation Agreement”), by and between H-D and Legacy LiveWire, dated as of September 26, 2022 (the “Separation”); (c) following the Domestication and immediately following the Separation, Merger Sub merged with and into Domesticated ABIC, with Domesticated ABIC surviving as a direct, wholly owned subsidiary of LiveWire (the “Merger”), and LiveWire continuing as the public company in the Merger, with each share of common stock of Domesticated ABIC being converted into the right of the holder thereof to receive one share of common stock, par value $0.0001 (“Common Stock”); (d) immediately following the Merger, H-D caused all of the membership interests of Legacy LiveWire (“Legacy LiveWire Equity”) held by ElectricSoul, LLC (the “Legacy LiveWire Equityholder”), a Delaware limited liability company and a subsidiary of H-D, to be contributed to LiveWire in exchange for 161,000,000 shares of Common Stock and the right to receive up to an additional 12,500,000 shares of Common Stock in the future (the “Earn-Out Shares”, and the transactions contemplated by this clause (d), collectively, the “Exchange”), and as a result of the Exchange, Legacy LiveWire became a direct, wholly owned subsidiary of LiveWire; and (e) immediately following the consummation of the Exchange, LiveWire contributed 100% of the outstanding equity interests of Legacy LiveWire to Domesticated ABIC (clauses (a) through (e) collectively, the “Business Combination”).

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

Pursuant to investment agreements entered into in connection with the Business Combination Agreement, Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, “KYMCO Group”) agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100.0 million (the “KYMCO PIPE Investment”).

Pursuant to the Business Combination Agreement, and an investment agreement entered into prior to the Closing, the Legacy LiveWire Equityholder agreed to subscribe for an aggregate of 10,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $100.0 million (the “Legacy LiveWire Equityholder PIPE Investment” and, together with the KYMCO PIPE Investment, the “PIPE Investments”). At the closing of the Business Combination, LiveWire consummated the PIPE Investments.

Pursuant to the Business Combination Agreement, H-D caused the Legacy LiveWire Equityholder to pay and deliver to LiveWire an amount in cash equal to $100.0 million, which is the H-D Backstop Amount (as defined in the Business Combination Agreement) in exchange for 10,000,000 shares of Common Stock (the “H-D Backstop Shares”) at a purchase price of $10.00 per H-D Backstop Share. Additionally, H-D was reimbursed for $20.1 million of transaction costs and advisory fees incurred through a reduction of the proceeds provided.

In summary, the Business Combination resulted in net proceeds of approximately $293.7 million, which included: i) $100 million PIPE investment from H-D; ii) $100 million PIPE investment from KYMCO Group; iii) ABIC’s remaining cash held in trust account and operating cash in aggregate of $13.8 million (net of the SPAC share redemption amount of $368.1 million and payment of transaction costs incurred by ABIC of $20.6 million); and iv) the $100 million H-D Backstop Amount pursuant to the terms of the Business Combination Agreement and as a result of public shareholders exercising their redemption rights with respect to 36,597,112 shares of ABIC Class A common stock for $368.1 million in the aggregate, at a redemption price of approximately $10.06 per share. These proceeds were net of $20.1 million of transaction costs and advisory fees incurred by H-D. After giving effect to the business combination, the redemption of ABIC Class A common stock as described above, the issuance of the H-D Backstop Shares and the consummation of the PIPE Investments, were 202,402,888 shares of Common Stock issued and outstanding as of the closing date. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 10, Warrant Liabilities.

As discussed above, in connection with the Business Combination, H-D has the right to receive up to an additional 12,500,000 shares of the Company's Common stock as Earn-Out Shares upon the occurrence of certain triggering events: (i) a one-time issuance of 6,250,000 Earn Out Shares if the volume-weighted average price (“VWAP”) of Common Stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period; and (ii) a one-time issuance of 6,250,000 Earn Out Shares if the VWAP of Common Stock is greater than or equal to $18.00 over any 20 trading days within any 30 consecutive trading-day period ((i) and (ii) each, a “Triggering Event”), in each case, during a period beginning 18 months from the Closing Date and expiring five years thereafter (the “Earn Out Period”).

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

The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Electric Motorcycles segment primarily focuses on the designing and selling of electric motorcycles and also sells motorcycle parts, accessories, and apparel. Electric Motorcycles are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales. Prior to November 5, 2024, the Company’s products were sold at retail through selected international partners primarily in Europe. The STACYC segment primarily focuses on the designing and selling of electric balance bikes, electric bikes, and related parts and accessories. The STACYC segment products are sold at wholesale to independent dealers and independent distributors, as well as direct to consumers online.

ATM Program

On August 18, 2025, the Company filed an automatic shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC registering $100.0 million of its common stock, which the SEC declared effective on August 21, 2025. A Prospectus Supplement, inclusive of the 2025 Shelf Registration, was filed and became effective on August 22, 2025 under registration No. 333-289699. The Prospectus Supplement allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million pursuant to the Company’s At-The-Market Issuance Sales Agreement (“Sales Agreement”), dated as of August 22, 2025, with Mizuho Securities, Inc. (“Mizuho”), as sales agent, under an at-the-market offering program (“ATM Program”). The Sales Agreement stipulates that the Company will pay Mizuho a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Mizuho pursuant to the Sales Agreement. The Company is required to repay up to $10.0 million of the amount borrowed under the Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) from net proceeds from sales of common stock issued under the ATM Program as described in Note 15. The Company intends to use the remainder of the net proceeds from sales of common stock issued under the ATM Program for general corporate purposes, including working capital and capital expenditures, potential future investments. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Sales Agreement.

There were 448,171 shares of common stock sold under the ATM Program in the year ended December 31, 2025 for an aggregate offering price of $2,213 thousand. Total offering costs and commissions related to the ATM Program for the year ended December 31, 2025 were $454 thousand, of which $72 thousand were offset against Additional-paid-in-capital. The remaining $382 thousand of unamortized issuance costs related to the ATM Program are included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in-capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $86 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. At December 31, 2025, $47.8 million in capacity remained available under the ATM Program.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) on the going concern basis of accounting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

As of December 31, 2025, the Company had a cash balance of $82.8 million. As discussed above, the Company initiated an ATM Program on August 22, 2025, which allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million. Through December 31, 2025, the Company raised net proceeds of $1.7 million under this program. Additional sales under this program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described in Note 15, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date.

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

Foreign Currency - The Company’s international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of international subsidiaries have been translated at period-end exchange rates, and revenues and expenses have been translated using average exchange rates for the period. Monetary assets and liabilities denominated in a currency that is different from an entity's functional currency are remeasured from the transactional currency to the entity's functional currency on a monthly basis. The aggregate transaction gains and losses resulting from foreign currency remeasurements was $321 thousand gain, $206 thousand loss, and $97 thousand loss for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company limits its credit risk with respect to cash by maintaining cash and cash equivalents with high quality financial institutions. At times, the Company’s cash and cash equivalents may exceed federally insured limits. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No single customer or customer group represented 10% or greater of net accounts receivable at December 31, 2025 and 2024.

Accounts Receivable, net – Accounts receivable primarily relate to sales of electric balance bikes and electric bikes to independent dealers and independent distributors, electric motorcycle sales to non-H-D dealers in the United States, and electric motorcycle sales in Europe, and are presented in Accounts receivable, net on the consolidated balance sheets. Payment terms from these customers range from 30 days to 364 days. The Company has elected the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) that allows entities to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

The provision for expected credit losses deducted from total accounts receivable was $214 thousand and $302 thousand as of December 31, 2025 and 2024, respectively. The Company’s evaluation of the provision for expected credit losses includes a review to identify non-performing accounts which are evaluated individually. The remaining accounts receivable balances are evaluated in the aggregate based on an aging analysis. The provision for expected credit losses is based on factors including past loss experience, the value of collateral, and if applicable, reasonable and supportable economic forecasts. Accounts receivables are written down once management determines that the specific customer does not have the ability to repay the balance in full.

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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets purchased. Goodwill is tested for impairment, based on financial data related to the reporting unit to which it has been assigned, at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. During 2025 and 2024, the Company tested its goodwill balances for impairment and no impairment charges were recorded to goodwill as a result of those impairment tests.

Intangible Assets – Intangible assets are comprised of trademarks, patents, distributor relationships, and non-compete agreements. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. Intangible assets are assessed for impairment when a triggering event occurs.

Cloud Computing Arrangements – The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Implementation costs incurred during the application development stage are capitalized and amortized over the term of the hosting arrangement on a straight-line basis. The Company capitalized zero, $45 thousand, and $1,312 thousand of costs during the years ended December 31, 2025, 2024, and 2023, respectively, to implement cloud computing arrangements. Capitalized cloud computing arrangement costs are included within Other long-term assets on the consolidated balance sheets. Amortization expense totaled $1,005 thousand, $957 thousand, and $839 thousand for the years ended December 31, 2025, 2024, and 2023, respectively, and is presented within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

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

Research and Development Expenses – Expenditures for research activities relating to product development are charged against income as incurred. Research and development expenses were $23,894 thousand, $41,742 thousand and $54,070 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, and presented within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

Advertising Costs – The Company expenses the production cost of advertising the first time the advertising takes place within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss. Advertising costs relate to the Company’s efforts to promote its products and brands through the use of media and other means. During the years ended December 31, 2025, 2024 and 2023, the Company incurred $4,235 thousand, $5,226 thousand and $4,671 thousand in advertising costs, respectively.

Income Taxes – LiveWire’s income taxes as presented are calculated on a separate tax return basis. LiveWire’s U.S. operations have historically been and continue to be included in H-D’s U.S. federal and state tax returns. LiveWire’s non-U.S. entities file corporate income tax returns in their respective jurisdictions. LiveWire accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. LiveWire reviews its deferred income tax asset valuation allowances on a quarterly basis or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or combined group recording the net deferred income tax asset is considered, along with any positive or negative evidence including tax law changes. Since future financial results and tax law may differ from previous estimates, periodic adjustments to LiveWire’s valuation allowances may be necessary. LiveWire has generated operating losses in each of the years presented, however, any hypothetical net operating loss attributes generated (and related valuation allowances) utilized by H-D are not recorded on the balance sheet.

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

New Accounting Standards

Accounting Standards Adopted in 2025

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The main provisions of ASU 2023-09 require a public entity to disclose on an annual basis (i) specific prescribed categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, (iv) the amount of income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which income taxes paid is equal to greater than 5 percent of total income taxes paid, (v) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (vi) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 also removes certain disclosure requirements related to unrecognized tax benefits and cumulative unrecognized temporary differences. The new guidance is effective for the fiscal years beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2025, which resulted in additional disclosures in Note 5 Income Taxes related to the items described above. The guidance will be applied prospectively.

Accounting Standards Not Yet Adopted

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606. The main provisions of ASU 2025-05 provide (i) a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606 and (ii) an accounting policy election available to entities other than public business entities which allows such entities that elect the practical expedient to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The new guidance is effective for the fiscal years beginning after December 15, 2025. Early adoption is permitted in both interim and annual reporting periods. If elected, the amendments in ASU 2025-05 should be applied prospectively. The adoption of ASU 2025-05 is not expected to have a material impact on the consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the required interim disclosures and clarify when the guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The Board does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, which were determined by prior Boards when the disclosure requirements were initially issued. Rather, the objective of the amendments is to provide clarity on the current interim reporting requirements. The new guidance is effective for the fiscal years beginning after December 15, 2027. Early adoption is permitted in both interim and annual reporting periods. If elected, the amendments in ASU 2025-11 may be applied prospectively or retrospectively. The Company is still evaluating the impact ASU 2025-06 will have on its consolidated financial statements and related disclosures.

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

Disaggregated revenue, net by major source was as follows for the years ended December 31, (in thousands):

	2025	2024	2023
Electric Motorcycles
Electric motorcycles	$4,691	$7,644	$11,087
Parts, accessories and apparel	1,373	737	461
	$6,064	$8,381	$11,548
STACYC
Electric balance bikes and electric bikes	$15,808	$14,043	$22,865
Parts, accessories and apparel	3,800	4,209	3,610
	$19,608	$18,252	$26,475
Total Revenue, net	$25,672	$26,633	$38,023

Revenue from the sale of LiveWire One electric motorcycles, electric balance bikes, electric bikes, as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. In March 2025, STACYC launched an adult pedal assist electric bike (“electric bike”) that can operate with or without a battery. Currently, the electric bike is only sold with batteries and revenue related to both performance obligations is recognized when control is transferred to the customer, as discussed above. S2 electric motorcycles, being motorcycles produced from LiveWire’s S2 platform using the Arrow Architecture model, contain two performance obligations, which is the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycles is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

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

During the first quarter of 2024, the Company revised its retail partner strategy in the Electric Motorcycles segment and introduced new incentives with its retail partners. During the third quarter of 2024, the Company introduced additional incentives. As a result of the incentives in 2024, for the year ended December 31, 2024, the Company recorded $848 thousand of adjustments for variable consideration related to previously recognized sale. Adjustments for variable consideration related to previously recognized sales was not material for the year ended December 31, 2023.

In July 2025, the Company announced a new retail partner incentive program effective through December 31, 2025. In August 2025, the Company announced the “Twist & Go Promotion” offering temporary incentives from August 28, 2025 to October 31, 2025 on S2 electric motorcycles. In late October 2025, the Company approved and subsequently announced the extension of the Twist & Go Promotion through December 15, 2025. As a result of these incentives in 2025, for the year ended December 31, 2025, the Company recorded $987 thousand of adjustments for variable consideration related to previously recognized sales.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes, and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for any impairment as necessary. The refund asset of $298 thousand and $377 thousand were included in Other current assets as of December 31, 2025 and 2024, respectively, and $326 thousand and $154 thousand of the refund liability were included in Accrued liabilities as of December 31, 2025 and 2024, respectively, in the Company’s consolidated balance sheets. The remainder of the refund liability as of December 31, 2024 of $252 thousand was recorded as an offset to Accounts payable to related party, in the Company’s consolidated balance sheets, as this amount was repaid to Harley-Davidson Financial Services (“HDFS”), a wholly-owned subsidiary of H-D.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes, and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $662 thousand and $174 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $410 thousand and $393 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. The Company expects to recognize $410 thousand included in Other long-term liabilities over the next five years.

Previously deferred revenue recognized as revenue in 2025 and 2024 was $122 thousand and $125 thousand, respectively.

4. Share-Based Awards

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

The Company recognizes the cost of its share-based awards in the consolidated statements of operations and comprehensive loss. The cost of each share-based equity award is based on the grant date fair value and the cost of each share-based cash-settled award is based on the settlement date fair value. Share-based award expense is recognized on a straight-line basis over the service or performance periods of each separately vesting tranche within the awards. Forfeitures are recognized as incurred. The expense recognized reflects the number of awards that are ultimately expected to vest based on the service and, if applicable, performance requirements of each award. Total compensation expense related to LiveWire share-based awards was $4,951 thousand, $4,519 thousand, and $9,378 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company recognized $5,578 thousand, $5,588 thousand and $7,305 thousand for the years ended December 31, 2025, 2024, and 2023, respectively, in share-based compensation expense related to the Time-Based RSUs.

During the year ended December 31, 2022, the Company granted Performance RSUs to certain executive officers and other eligible employees that vested at the end of a three-year performance period on December 2, 2025 contingent on the achievement of certain total shareholder return performance (“TSR”) targets during the performance period. The grant date fair value of the Performance RSUs was estimated using a Monte-Carlo simulation. On December 2, 2025, based on the actual TSR performance against the targets, 5,050 shares vested and 46,476 shares were forfeited. The Company recognized a reduction in expense of $627 thousand and $1,069 thousand for the years ended December 31, 2025 and 2024, respectively, and recognized $2,073 thousand of share-based compensation expense for the year ended December 31, 2023 for the Performance RSUs. The reduction in expense in the years ended December 31, 2025 and 2024 is a result of the impact of forfeitures of $967 thousand and $2,150 thousand, respectively, related to employees who terminated during the years. There were no Performance RSUs granted in the years ended December 31, 2025 and 2024.

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

Assumptions used to calculate the grant date fair value of the performance shares granted during 2022 were as follows:

December 2022
Expected volatility	76.76%
Risk-free interest rate	3.89%

The activity for these awards for the year ended December 31, 2025 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,205	172	1,377	$8.39
Granted	2,755	—	2,755	$2.14
Vested	(676)	(5)	(681)	$7.27
Forfeited	(606)	(167)	(773)	$4.83
Nonvested, end of period	2,678	—	2,678	$3.28

The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,992	625	2,617	$7.56
Granted	912	—	912	$8.59
Vested	(687)	—	(687)	$7.64
Forfeited	(1,012)	(453)	(1,465)	$8.08
Nonvested, end of period	1,205	172	1,377	$8.39

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	1,870	625	2,495	$7.34
Granted	1,080	—	1,080	$8.17
Vested	(697)	—	(697)	$6.91
Forfeited	(261)	—	(261)	$6.98
Nonvested, end of period	1,992	625	2,617	$7.56

As of December 31, 2025, there was $5,301 thousand of unrecognized compensation cost related to RSUs settled in stock that is expected to be recognized over a weighted-average period of 1.69 years.

Restricted Stock Units - Settled in Cash – The current portion of Time-Based RSUs and Performance RSUs settled in cash are recorded in Accrued liabilities and the long-term portion is recorded in Other long-term liabilities in the consolidated balance sheets until vested. The fair value is determined based on the market price of the Company’s stock and is remeasured at each balance sheet date.

The activity for these awards for the year ended December 31, 2025 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	19	—	19	$7.61
Granted	—	—	—	$—
Vested	(8)	—	(8)	$7.29
Forfeited	(7)	—	(7)	$7.56
Nonvested, end of period	4	—	4	$8.39

The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, except for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	71	24	95	$7.01
Granted	18	—	18	$8.91
Vested	(18)	—	(18)	$7.10
Forfeited	(52)	(24)	(76)	$7.29
Nonvested, end of period	19	—	19	$7.61

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, expect for per share amounts):

	Time-Based RSUs	Performance RSUs	Total RSUs	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	64	24	88	$7.52
Granted	28	—	28	$7.31
Vested	(21)	—	(21)	$6.88
Forfeited	—	—	—	$—
Nonvested, end of period	71	24	95	$7.01

During the year ended December 31, 2025, there were cash payments of $24 thousand related to these awards. As of December 31, 2025, there was $7 thousand of unrecognized compensation cost related to RSUs settled in cash that is expected to be recognized over a weighted-average period of 0.98 years.

Historical H-D Share-Based Awards

Prior to consummation of the Business Combination, certain employees of the Company participated in H-D’s share-based compensation plan under which H-D’s Board of Directors may grant to employees share-based awards, including RSUs and performance shares. Prior to consummation of the Business Combination, as employees transferred from H-D to the Company, any outstanding share-based awards previously granted have been retained by the employees and have been transferred to the Company. Share-based compensation included in the consolidated statements of operations and comprehensive loss includes expense attributable to the Company based on the awards and terms previously granted to the Company’s employees. Total share-based award compensation expense recognized by the Company for the Historical H-D Share-Based Awards for the years ended December 31, 2025, 2024 and 2023 was $6 thousand, $386 thousand and $1,119 thousand, respectively.

During 2022, the Company elected to cancel and convert outstanding RSUs held by 91 of the Company's employees into the right to receive cash payments (each, an “RSU Payment”) on the date which the RSU award would otherwise become vested in accordance with the vesting schedule applied to such award immediately prior to cancellation of the award. As of December 31, 2025 and 2024, the accrued liability for the cash awards was $36 thousand and $271 thousand, respectively.

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

The activity for these awards for the year ended December 31, 2025 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	12	$42
Awards transferred to cash payment	—	$—
Granted	—	$—
Vested	(9)	$42
Forfeited	—	$—
Nonvested, end of period	3	$40

During the year ended December 31, 2025, there were $241 thousand of cash payments related to these awards. As of December 31, 2025, there was $56 thousand of unrecognized compensation cost related to liability-classified awards that is expected to be recognized over a weighted-average period of 0.92 years.

The activity for these awards for the year ended December 31, 2024 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	28	$37
Awards transferred to cash payment	19	$41
Granted	—	$—
Vested	(29)	$40
Forfeited	(6)	$43
Nonvested, end of period	12	$42

The activity for these awards for the year ended December 31, 2023 was as follows (in thousands, except for per share amounts):

	Shares & Units	Weighted-Average Fair Value Per Share
Nonvested, beginning of period	73	$—
Granted	—	$—
Vested	(40)	$38
Forfeited	(5)	$36
Nonvested, end of period	28	$37

The total income tax benefit associated with share-based compensation recorded in the Company's consolidated statements of operations and comprehensive loss was $1,686 thousand, $1,062 thousand, and $2,201 thousand before valuation allowance impact for the years ended December 31, 2025, 2024, and 2023, respectively.

Treasury Stock

The Company retained $1,024 thousand, or 252 thousand shares of common stock, $1,444 thousand, or 184 thousand shares of common stock, and $1,969 thousand, or 180 thousand shares of common stock, to satisfy withholding taxes in connection with the vesting of restricted stock units during the years ended December 31, 2025, 2024, and 2023, respectively. These retained shares were recorded at cost as Treasury Stock.

5. Income Taxes

The income tax provision has been calculated using the separate return method, which is meant to reflect how taxes would have been recorded, had the Company filed its own tax return.

The income tax provision for the years ended December 31, consists of the following (in thousands):

	2025	2024	2023
Current:
Federal	$—	$—	$3
State	—	—	(10)
Foreign	157	21	11
Current income tax provision	$157	$21	$4
Deferred:
Federal	$32	$26	$78
State	4	5	—
Foreign	(4)	(9)	(4)
Deferred income tax provision	32	22	74
Total income tax provision	$189	$43	$78

The components of loss before income taxes for the years ended December 31, were as follows (in thousands):

	2025	2024	2023
Domestic	$(75,576)	$(93,909)	$(109,491)
Foreign	651	27	19
Loss before income taxes	$(74,925)	$(93,882)	$(109,472)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2, Summary of Significant Accounting Policies — Accounting Standards Adopted in 2025 for additional details on the adoption of ASU 2023-09. The Company has adopted the ASU on a prospective basis.

Income tax provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate for the year ended December 31, 2025 due to the following items (in thousands):

	Amount	Percentage
United States Statutory Tax Rate	$(15,734)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	4	(0.01%)
Foreign Tax Effects	17	(0.02%)
Tax Credits	(488)	0.65%
Changes in Valuation Allowances	313	(0.42%)
Nontaxable or Nondeductible items	965	(1.29%)
Other Adjustments
Unbenefited losses and credits	15,638	(20.87%)
Other	(526)	0.70%
Effective Tax Rate	$189	(0.25%)

During the year ended December 31, 2025, state taxes in California, Minnesota, New York and Wisconsin made up the majority of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Benefit at statutory rate	$(19,715)	$(22,989)
State taxes, net of federal benefit	(2,959)	(2,747)
Foreign rate differential	4	3
Nondeductible expenses (benefits)	609	(293)
Unbenefited losses and credits	27,421	28,250
Valuation allowance	3,555	1,381
Change in value of warrants	(2,262)	844
Research & Development Tax Credit	(6,478)	(4,057)
Other	(132)	(314)
Income tax provision	$43	$78

The Company generated operating losses in each of the years presented. The income tax provision (benefit) recognized related to these losses was zero for each of the years ended December 31, 2025, 2024, and 2023. Operating results of the U.S. entities are included in the consolidated U.S. federal and combined state tax returns of H-D and these tax attributes have been fully utilized by H-D and are no longer available to the Company for future use. Future income tax provisions (benefits) may be impacted by future changes in the utilization of LiveWire attributes by H-D. The difference between the benefit at the statutory rate and the income tax provision (benefit) related to these operating losses is reflected in the table above as unbenefited losses.

After an assessment of the positive and negative evidence regarding the realizability of the separate state NOLs reflected in the financials, it was determined a valuation allowance continues to be required on separate state NOLs. Additionally, it was necessary to assess the positive and negative evidence of the realizability of the U.S. federal and consolidated state net deferred tax asset balance remaining after H-D utilization of LiveWire attributes for the periods ended December 31, 2025 and 2024. After such an assessment, it was determined a valuation allowance continues to be required. The difference between the benefit at the statutory rate and the income tax provision (benefit) related to these valuation allowances is reflected in the table above as valuation allowance.

The Company’s non-US entities generated both income tax and operating losses for a net income tax provision of $153 thousand, $12 thousand, and $7 thousand for the years ended December 31, 2025, 2024, and 2023, respectively. Non-US operating losses cannot be utilized by H-D, therefore a deferred tax asset was recorded. After assessment of the positive and negative evidence regarding realizability of the non-US deferred tax assets, it was determined the deferred tax assets are more likely than not to be realized and no valuation allowance was recorded.

The principal components of the Company’s deferred income tax assets and liabilities as of December 31, include the following (in thousands):

	2025	2024
Deferred tax assets:
Capitalized research & experimental expenditures	$13,929	$14,495
Accruals not yet tax deductible	1,749	1,919
Stock compensation	933	1,002
Net operating loss and credit carryforwards	—	7
UNICAP	138	138
Amortization, book in excess of tax	1,061	1,051
Lease liability	177	191
Deferred tax assets before valuation allowance	17,987	18,803
Less: Valuation allowance	(13,605)	(13,248)
Total deferred tax assets	4,382	5,555
Deferred tax liabilities:
Depreciation, tax in excess of book	$(3,563)	$(4,863)
Amortization, tax in excess of book	(765)	(620)
Right-of-use asset	(197)	(183)
Total deferred liabilities	(4,525)	(5,666)
Net deferred tax liability	$(143)	$(111)

The net deferred tax liability balance increased from December 31, 2025 to December 31, 2024 primarily due to an increase in the deferred tax liability balance related to tax basis amortizable goodwill that is not amortized for book purposes.

The tax operating loss and tax credit carryforwards, calculated on the separate return method for allocating tax expense, have been utilized by H-D in the consolidated tax return, and therefore are not available to the Company in future periods. Under the terms of the Company’s Tax Matters Agreement with H-D, LiveWire will receive no compensation from H-D for the use of such attributes, but they may be used to offset any future liabilities that may be owed by LiveWire to H-D under the Tax Matters Agreement. In addition, these tax loss and credit carryforwards would not have been realized on a separate return basis. As a result, consistent with prior periods, neither the deferred tax assets nor the full valuation allowances have been recorded for these hypothetical attributes. For the period from the close of the Business Combination and effective date of the Tax Matters Agreement, the unrecorded tax net operating loss and tax credit carryforward, unbenefited by LiveWire, was $77,741 thousand.

The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax (benefit) provision. There were no unrecognized tax benefits as of December 31, 2025 and 2024.

The Company made $14 thousand in foreign income tax payments for the year ended December 31, 2025. The Company made $7 thousand in foreign income tax payments for the year ended December 31, 2024 and did not make any income tax payments for the year ended December 31, 2023.

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

Computation of basic and diluted earnings per share for the years ended December 31, was as follows (in thousands, except per share amounts):

	2025	2024	2023
Net loss	$(75,114)	$(93,925)	$(109,550)

Basic weighted-average shares outstanding	203,730	203,206	202,504
Effect of dilutive securities – warrants	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—
Diluted weighted-average shares outstanding	203,730	203,206	202,504
Earnings per share(1):
Basic	$(0.37)	$(0.46)	$(0.54)
Diluted	$(0.37)	$(0.46)	$(0.54)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”), unvested performance share units (“PSUs”), and Warrants (as defined in Note 10, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the years ended December 31, 2025, 2024, and 2023, 2,679 thousand, 1,377 thousand, and 2,617 thousand employee stock compensation plan awards, respectively, were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the years ended December 31, 2025, 2024, and 2023, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

7. Additional Balance Sheet Information

Inventories, net consisted of the following (in thousands):

	2025	2024
Raw materials and work in process	$49	$—
Electric motorcycles, electric balance bikes, and electric bikes	14,167	24,862
Parts and accessories and apparel	1,039	2,080
Inventories, net	$15,255	$26,942

Inventory valuation reserves deducted from cost were $4,394 thousand and $4,661 thousand as of December 31, 2025 and 2024, respectively.

Other current assets primarily include prepaid expenses of $2,097 thousand and $2,422 thousand as of December 31, 2025 and 2024, respectively.

Property, plant and equipment, net consisted of the following as of December 31, (in thousands):

	2025	2024
Construction in progress	$3,824	$3,201
Tooling	24,362	27,438
Machinery and equipment	7,030	7,280
Software	21,844	18,632
Leasehold improvements	2,539	2,533
	$59,599	$59,084
Accumulated depreciation and amortization	(32,043)	(25,072)
Property, plant and equipment, net	$27,556	$34,012

Depreciation and amortization expense for property, plant and equipment was $8,882 thousand, $8,794 thousand and $4,531 thousand for the years ending December 31, 2025, 2024 and 2023, respectively. Software, net of accumulated amortization, included in Property, plant and equipment, net, was $11,258 thousand and $12,072 thousand as of December 31, 2025 and 2024, respectively. The Company had $604 thousand, $1,989 thousand, and $4,933 thousand related to purchases of property, plant and equipment included in Accrued liabilities as of December 31, 2025, 2024, and 2023, respectively.

Other long-term assets consisted primarily of capitalized implementation costs incurred in connection with cloud computing arrangements that do not include a license to internal-use software in accordance with Accounting Standards Update 2018-15.

Accrued liabilities consisted of the following as of December 31, (in thousands):

	2025	2024
Payroll and employee benefits	$4,553	$5,757
Accrued restructuring	—	675
Engineering	1,356	2,614
Warranty and recalls	1,449	673
Deferred revenue	662	174
Sales incentives	199	737
Taxes	692	863
Accrued capital expenditures	604	1,989
Other (1)	2,847	4,478
Accrued liabilities	$12,362	$17,960
(1) As of December 31, 2025 and 2024, included in “Other” is an accrual for zero and $1,802 thousand, respectively, for an unfavorable arbitration ruling related to a supplier claim discussed in Note 14.

8. Goodwill and Other Intangible Assets

Goodwill includes the cost of acquired businesses in excess of the fair value of the tangible and other intangible net assets acquired. The carrying amount of goodwill was $8,327 thousand as of December 31, 2025 and 2024, respectively.

Intangible assets, excluding goodwill, consist of trademarks, developer technology, patents, distributor relationships, and non-compete agreements, with estimated useful lives ranging from 5 to 10 years. Intangible assets are amortized on a straight-line basis. The total weighted-average amortization period for all amortizable intangible assets is 8.5 years. The weighted average amortization period for trademarks, the most significant intangible asset, is 7 years.

Intangible assets at December 31, were as follows (in thousands):

	2025			2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trademarks	$2,500	$(1,708)	$792	$2,500	$(1,458)	$1,042
Non-compete agreement	640	(640)	—	640	(640)	—
Others	440	(428)	12	440	(424)	16
	$3,580	$(2,776)	$804	$3,580	$(2,522)	$1,058

Amortization of intangible assets, net, excluding goodwill, recorded in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss was $254 thousand, $289 thousand and $462 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. Future amortization of the Company's intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$254
2027	254
2028	254
2029	42
2030	—
$804

The Company assesses for impairment of intangible assets with definite lives only if events occur that indicate that the carrying amount of an intangible asset may not be recoverable. The Company assesses goodwill for impairment annually, or more frequently if events occur that indicate an asset may be impaired.

For goodwill, the reporting units used in assessing impairment are the same as the Company’s two operating segments and reportable segments as described in Note 16, Reportable Segments and Geographic Information. The Company’s assessment for impairment of goodwill utilized a discounted cash flow analysis and a guideline public company market approach to determine the fair value of the reporting unit for comparison to the corresponding carrying value, and a reconciliation of the Company’s concluded values for each reporting unit to the Company’s market capitalization. Based upon the Company’s annual goodwill impairment analyses, the Company concluded there were no impairments to goodwill for any periods presented.

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

The Company has operating lease arrangements for real estate. The Company’s leases have a remaining lease term of approximately one to four years. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Balance sheet information related to the Company's leases at December 31, was as follows (in thousands):

	2025	2024
Assets:
Lease assets	$823	$765
Liabilities:
Current portion of lease liabilities	496	394
Long-term portion of lease liabilities	246	405
Total lease liabilities	$742	$799

The following table presents the components of lease costs as of December 31, (in thousands):

	2025	2024	2023
Lease Cost:
Operating lease cost	$476	$1,163	$1,435
Short-term lease cost	52	63	38
Variable lease cost	186	78	37
Net lease cost	$714	$1,304	$1,510

Future maturities of the Company's operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Future lease payments:
2026	518
2027	340
2028	228
2029	233
2030	1
Thereafter	—
$1,320
Lease incentive from H-D lease, see Note 15 Related Party Transactions	(500)
Present value discount	(78)
Lease liabilities	$742

Other lease information surrounding the Company's operating leases as of December 31, was as follows (dollars in thousands):

	2025	2024	2023
Cash outflows for amounts included in the measurement of lease liabilities	$617	$1,181	$1,456
ROU assets obtained in exchange for lease obligations	—	—	109
Lease modifications (1)	—	(87)	—
Weighted-average remaining lease term (in years)	2.58	2.16	2.10
Weighted-average discount rate	4.73%	3.60%	2.69%
(1) In December 2024, the Company issued notice of early termination for a lease agreement with H-D. This termination resulted in a reduction of the right of use asset and lease liability by $87 thousand.

10. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company's Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of December 31, 2025 and 2024, and 10,500,000 Private Warrants outstanding as of December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, there were no redemptions or exercises of the Public or Private Warrants.

The Company recognized expense of $352 thousand and income of $10,770 thousand as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for years ended December 31, 2025 and 2024, respectively. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. At December 31, 2025 and 2024, the Company’s Warrant liability was $1,901 thousand and $1,549 thousand, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows as of December 31, (in thousands):

	2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$72,000	$—	$—	$72,000
Liabilities:
Public Warrants	1,244	—	—	1,244
Private Placement Warrants	—	657	—	657
Share-based awards settled in cash	46	—	—	46
	$1,290	$657	$—	$1,947

	2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$52,000	$—	$—	$52,000
Liabilities
Public Warrants	1,013	—	—	1,013
Private Placement Warrants	—	536	—	536
Share-based awards settled in cash	269	—	—	269
	$1,282	$536	$—	$1,818

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

Other Fair Value Measurements

The fair value of financial instruments classified as Cash and cash equivalents, Accounts receivable, net, and Accounts payable on the consolidated balance sheets approximate carrying value due to the short-term nature and the relative liquidity of the instruments. The carrying value of the Term loan - related party, net, approximates the fair value.

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

Changes in the Company’s warranty and recall liability were as follows as of December 31, (in thousands):

	2025	2024
Balance, beginning of period	$881	$1,011
Warranties issued during the period	1,452	795
Settlements made during the period	(1,506)	(1,035)
Recalls and changes to pre-existing warranty liabilities	1,189	110
Balance, end of period	$2,016	$881

The liability for recall campaigns included in the above table was $29 thousand and $120 thousand as of December 31, 2025 and 2024, respectively.

13. Employee Benefit Plans

Defined Contribution Plans
On March 1, 2022, the Company established a LiveWire 401(k) plan for the benefit of the Company's employees. The Company expensed $1,762 thousand, $2,230 thousand and $2,752 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, related to defined contribution benefits plans contributions.

14. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 12, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of December 31, 2025 and 2024.

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

In December 2024, the Company received an unfavorable arbitration ruling related to the resolution of a claim from a supplier, which was recorded in Accrued liabilities on the consolidated balance sheet as of December 31, 2024. As a result of the ruling, the Company paid $1,802 thousand to the supplier in the year ended December 31, 2025. The Company recorded $1,664 thousand of expense in Cost of Sales in the fourth quarter of 2024 related to this ruling.

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

Master Services Agreement

On September 26, 2022, we entered into a master services agreement with H-D pursuant to which H-D provided us with certain services that we did not yet have the capability to perform for ourselves, including services related to testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, safety investigation, and marketing vehicle and fleet center, as we may request from time to time. On December 23, 2024, we entered into a new Master Services Agreement (the “Master Services Agreement”) with H-D. The Master Services Agreement became effective on January 1, 2025, and terminated the master services agreement, dated September 26, 2022, between LiveWire and H-D. Pursuant to the Master Services Agreement, H-D will continue to provide LiveWire with certain services that LiveWire determined would be better outsourced at this time, including services that support testing and development, product regulatory support, color materials, finishes, paint and graphics, technical publication, application support and maintenance, service desk support, warehousing support, and other corporate support services. The new Master Services Agreement incorporates a subset of support services previously provided under the now expired Transition Services Agreement including services where LiveWire utilizes H-D’s subject matter experts for targeted guidance or allow LiveWire to leverage H-D’s systems or equipment for cost savings purposes. The Master Services Agreement contemplates that each of the services shall be provided to LiveWire as detailed under the terms of the Master Services Agreement and the exhibit thereto or as set forth in a separate, mutually agreed upon letter agreement. The Master Services Agreement also provides that any service or project not contemplated by the Master Services Agreement will be set forth in a separate, mutually agreed upon side letter or letter agreement, and any fee for such service or project will be separate than the fee provided for in the Master Services Agreement. The Master Services Agreement has an initial term of seven years and will be renewable upon mutual agreement. The Master Services Agreement or any related letter agreement for additional services may be terminated by either party upon the other party’s material, uncured breach. H-D may also terminate the agreement upon LiveWire’s change of control or, at the end of a calendar year upon 180 days written notice, in the event that LiveWire failed to engage H-D to manufacture at least forty percent of LiveWire’s production during that calendar year. The charges for the services will be a flat monthly fee representing cost plus a markup. A joint steering committee composed of senior executives and/or designees of each party will meet annually to formulate a forecast and plan for LiveWire’s anticipated service needs, as well as adjust the monthly fee as appropriate, and will oversee the progress of the services and address any disputes.

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

Beginning for calendar year 2027, LiveWire will be subject to a minimum annual volume commitment for each product and pay a deficit fee for failure to meet the minimum under the Contract Manufacturing Agreement. The products that H-D manufactures for us are priced on a cost-plus basis, with a mark-up on H-D’s cost for manufacturing the relevant product. An operational committee consisting of designated employees of each party will meet quarterly for administrative purposes, including for the review of changes to pricing, minimum volumes and other terms. H-D will procure, on our behalf, equipment and materials that are used in both H-D’s and our products, and we will procure all other equipment and materials, as well as tooling, needed to manufacture the products.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the years ended December 31, 2025, 2024, and 2023, there are $10,926 thousand, $19,533 thousand, and $23,433 thousand respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Costs of goods sold with H-D, $11,018 thousand, $19,611 thousand, and $17,053 thousand are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement for the years ended December 31, 2025, 2024, and 2023, respectively. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold. Also included in the total Cost of goods sold with H-D for the years ended December 31, 2025, 2024 and 2023 is a reduction in expense of $128 thousand, $153 thousand, and a provision of $6,309 thousand, respectively, related to a liability for excess inventory components held by H-D that the Company is obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement.
Selling, administrative and engineering - During the years ended December 31, 2025, 2024 and 2023, there were $5,234 thousand, $10,164 thousand, and $14,993 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.
Accounts payable to related party - As of December 31, 2025 and 2024, there is $6,716 thousand and $9,762 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of December 31, 2025 and 2024, $275 thousand and $2,914 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement, $361 thousand and $692 thousand, respectively, is associated with services under the various service agreements with H-D, and $6,080 thousand and $6,156 thousand, respectively, is associated with the obligation to reimburse H-D for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

Amended and Restated Delayed Draw Term Loan

On February 14, 2024, the Company entered into a Convertible Delayed Draw Term Loan Agreement with H-D providing for term loans from H-D to the Company in one or more advances up to an aggregate principal amount of $100 million. The Convertible Term Loan had a maturity date of the earlier of (i) 24 months from the date of the first draw on the loan or (ii) October 31, 2026. The Convertible Term Loan contained a provision that provided for H-D to convert amounts outstanding to equity at the Maturity Date if, on the Maturity Date, H-D determined, acting reasonably and in good faith, that the Company does not have the financial wherewithal to repay all amounts outstanding. The Company did not draw any amounts under the Convertible Term Loan.

On November 9, 2025, the Company entered into an Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) with H-D, which amended the Convertible Delayed Draw Term Loan. The Term Loan provided the Company with access of up to $75.0 million to be drawn by the Company between November 17, 2025 and December 15, 2025. The maturity date of the amount outstanding under the Term Loan, including interest, is December 15, 2027 (“Term Loan Maturity Date”). The Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (defined as gross ATM proceeds less offering costs) from the funding of the Term Loan through the Term Loan Maturity Date. No other scheduled principal payments are required to be made on the Term Loan and the remaining principal balance must be paid in full on the Term Loan Maturity Date. The amount outstanding under the Term Loan bears interest at a floating rate per annum, as calculated by H-D as of the date of funding of the Term Loan and as of each June 1 and December 1 thereafter, equal to the sum of (i) the forward-looking term rate based on SOFR (i.e., the secured overnight financing rate published by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)) for a 6-month interest period, plus (ii) 4.00%. Interest is compounded on a semi-annual basis on May 31 and November 30 and is required to be paid in full on the Term Loan Maturity Date. The Term Loan includes negative covenants restricting the ability of the Company to incur indebtedness, create liens, sell assets, make investments, make fundamental changes, make dividends or other restricted payments and enter into affiliate transactions. All of the obligations under the Term Loan are collateralized by a security interest in substantially all of the assets of the Company.

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. As of December 31, 2025, there was $800 thousand presented as Current portion of term loan - related party, net, for the mandatory prepayment of the principal amount of the Term Loan due from the first $10.0 million of net ATM proceeds and $74.2 million presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the year ended December 31, 2025, the Company recorded $255 thousand in interest expense, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. The amount due to H-D for interest as of December 31, 2025 of $255 thousand is presented in Other long-term liabilities on the consolidated balance sheet. The effective interest rate was 7.64% for the year ended December 31, 2025. The Company remained in compliance with all of the existing covenants as of December 31, 2025.
Other Transactions

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through Harley Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of December 31, 2025 and 2024, there is $564 thousand and $356 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded $51 thousand, $96 thousand, and $113 thousand, respectively, in related party sales between the Company and H-D with $36 thousand, $74 thousand, and $71 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes and electric bikes to H-D. As of December 31, 2025 and 2024, there was $21 thousand and $43 thousand, respectively, due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

On September 26, 2022, the Company entered into a lease agreement with H-D to sublease a Product Development Center. The lease was terminated effective February 28, 2025. On August 28, 2023, the Company amended a lease agreement with H-D for office space to extend the term of the lease to a 12-month period, which expired on September 26, 2024 and was then renewed on a month-to-month basis and terminated effective January 31, 2025. On September 4, 2024, the Company entered into a lease agreement with H-D to sublease office space in California, which expires on October 31, 2027. These are classified as operating leases.

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

These leases are classified as operating leases. As of December 31, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $437 thousand, $206 thousand, and $131 thousand, respectively. As of December 31, 2024, the right of use asset included within Lease assets, short-term lease liability included within Current portion of lease liabilities, and long-term lease liability included within Long-term portion of lease liabilities in the consolidated balance sheets were $82 thousand, $43 thousand, and $40 thousand, respectively. In addition, the Company incurred $261 thousand, $177 thousand, and $176 thousand, respectively, in rent expense during the years ended December 31, 2025, 2024, and 2023, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

16. Reportable Segments and Geographic Information

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

Selected segment information is set forth below for the years ended December 31, (in thousands):

	2025	2024	2023
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$6,064	$8,381	$11,548
Cost of goods sold	18,058	27,018	27,297
Selling, administrative and engineering expense:
People Costs (1)	31,936	45,507	49,672
Other segment items (2)	29,901	41,356	51,190
Total selling, administrative and engineering expense	61,837	86,863	100,862
Operating loss	$(73,831)	$(105,500)	$(116,611)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	19,608	18,252	26,475
Cost of goods sold	12,047	12,398	16,498
Selling, administrative and engineering expense:
People Costs (1)	3,667	3,877	3,489
Marketing (3)	1,951	2,894	3,032
Other segment items (4)	3,596	3,939	2,834
Total selling, administrative and engineering expense	9,214	10,710	9,355
Operating (loss) income	$(1,653)	$(4,856)	$622
Consolidated operating loss	(75,484)	(110,356)	(115,989)
Interest expense, related party	(255)	—	—
Interest income	1,166	5,704	10,537
Change in fair value of warrant liabilities	(352)	10,770	(4,020)
Loss before income taxes	$(74,925)	$(93,882)	$(109,472)

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

Additional segment information is set forth below as of December 31, (in thousands):

	Electric Motorcycles	STACYC	Consolidated
2025:
Assets	$124,034	$22,377	$146,411
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$9,849	$292	$10,141
Non-cash stock compensation expense	$4,475	$464	$4,939
Capital expenditures	$3,758	$53	$3,811
2024:
Assets	$120,530	$27,430	$147,960
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$9,690	$351	$10,041
Non-cash stock compensation expense	$4,159	$467	$4,626
Capital expenditures	$7,972	$96	$8,068
2023:
Assets	$232,981	$33,166	$266,147
Goodwill	$7,668	$659	$8,327
Depreciation and amortization	$5,312	$520	$5,832
Non-cash stock compensation expense	$8,506	$420	$8,926
Capital expenditures	$13,453	$9	$13,462

Customer Information - For the year ended December 31, 2025 and 2024, no single customer or customer group represented 10% or greater of consolidated revenue, net. For the year ended December 31, 2023, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 31% for the year ended December 31, 2023 and were included in the STACYC segment.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations for the years ended December 31, (in thousands):

	2025	2024	2023
Long-lived assets(1):
United States	$27,556	$34,012	$37,682
International	—	—	—
	$27,556	$34,012	$37,682
(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	2025	2024	2023
Revenue, net (1):
United States	19,054	21,413	30,457
Austria	457	1,055	4,585
Other	6,161	4,165	2,981
Total	$25,672	$26,633	$38,023
(1)Revenue is attributed to geographic regions based on location of customer.

17. Restructuring

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

In conjunction with this plan, the Company recorded $3,043 thousand of employee termination benefits, primarily severance, during the year ended December 31, 2024 within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycle segment. Of this amount, $1,797 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712, Compensation – Nonretirement Postemployment Benefits (“ASC 712”). Additionally, the Company incurred $709 thousand of expenses for the year ended December 31, 2024 related to employee relocation and equipment move costs in conjunction with these actions, which was recorded within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss in the Electric Motorcycles segment. As of December 31, 2025, there are no amounts remaining to be paid related to this reorganization. There are no other amounts expected to be incurred under this plan and all costs associated with this plan were recognized in the prior year.

In September 2024, continuing its focus on the Company’s path to profitability and furthering its strategy, the Company executed a reorganization of its Sales and Marketing function and Product Development and Design function (“September 2024 reorganization”), including consolidating each of these functions under singular leadership and other headcount reductions. In conjunction with this reorganization, the Company recorded $1,271 thousand of employee termination benefits, primarily severance, for the year ended December 31, 2024. This amount was recorded within the Electric Motorcycles segment and presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss. Of this amount, $776 thousand related to one-time employee termination benefits recorded pursuant to ASC 420, and the remainder was related to existing contractual arrangements with employees recorded pursuant to ASC 712. As of December 31, 2025, there are no amounts remaining to be paid related to this reorganization. There are no other amounts expected to be incurred under this plan and all costs associated with this plan were recognized in the prior year.

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

The following table displays a roll-forward of the restructuring liability recorded within the Company’s consolidated balance sheets and the related cash flow activity (in thousands):

	Employee Termination Benefits	Other	Total
Balance at December 31, 2023	$—	$—	$—
Reserve Established:
April 2024 Plan	3,043	709	3,752
September 2024 reorganization	1,271	—	1,271
Total Reserve Established	4,314	709	5,023
Payments:
April 2024 Plan	(2,751)	(697)	(3,448)
September 2024 reorganization	(900)	—	(900)
Total Payments	(3,651)	(697)	(4,348)
Balance at December 31, 2024	$663	$12	$675
Reserve Established:
April 2024 Plan	—	—	—
September 2024 reorganization	—	—	—
Total Reserve Established	663	12	675
Payments:
April 2024 Plan	(292)	(12)	(304)
September 2024 reorganization	(371)	—	(371)
Total Payments	(663)	(12)	(675)
Balance at December 31, 2025	$—	$—	$—

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's Chief Executive Officer (Principle Executive Officer) and Head Accounting Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes are in accordance with U.S. GAAP. Based on that evaluation, the Company's Chief Executive Officer and Head Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 by the Company's registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers as of the date of this Annual Report are as follows:

Name	Age*	Position
Executive Officers:

Karim Donnez	49	Chief Executive Officer
Jennifer Hoover	49	Head Accounting Officer
Ryan Ragland	50	Head of Product Development & Design
Allen Gerrard	53	General Counsel & Board Secretary
Jon Bekefy	49	Head of Global Sales & Marketing

*As of February 20, 2026

Executive Officers

Karim Donnez is Chief Executive Officer of LiveWire. Mr. Donnez joined LiveWire from Bombardier Recreational Products Inc. (“BRP”) where he was most recently President of BRP’s Marine Group, having held various roles since joining the company in 2015, including SVP, Strategy, Business Development, IS&T and Transformation. Prior to joining BRP, Mr. Donnez held leadership positions at Rio Tinto, most recently as General Manager, Refinery & Energy for Rio Tinto Kennecott, where he oversaw business transformation initiatives as part of corporate global functions. Donnez started his career at Accenture. Mr. Donnez holds an MSc in Engineering from Arts et Metiers Paris Tech and an MBA from HEC Montréal.

Jennifer Hoover is Head Accounting Officer of LiveWire. Ms. Hoover has served as Head Accounting Officer of LiveWire since July 2025. Prior to this, Ms. Hoover was the Director of Financial Reporting and Accounting since joining LiveWire in August 2023. Before joining LiveWire, Ms. Hoover spent a total of 25 years at PricewaterhouseCoopers from 1998 to 2023 with her last position being that of Director. Ms. Hoover is a CPA licensed in the State of Michigan. Ms. Hoover holds a Bachelor of Arts degree in Accounting from Michigan State University.

Ryan Ragland is our Head of Product Development and Design where he leads innovative product and design strategies. In 2016, Mr. Ragland co-founded StaCyc which introduced the first electric balance bike and transformed how young riders experience motorcycling. Upon StaCyc being acquired by Harley-Davidson in 2019, Mr. Ragland continued in a leadership role as CEO and Chief of Brand and Product of StaCyc. Mr. Ragland previously worked as a Principal Engineer at Rev.1 Engineering where he contributed to medical device advancements. Mr. Ragland also held several titles at KTM North America, Inc., where he managed R&D programs and advanced product testing strategies. Mr. Ragland holds a Bachelor of Science degree in Mechanical Engineering from San Diego State University.

Allen Gerrard is our General Counsel and Board Secretary. Mr. Gerrard joined LiveWire from Harley-Davidson (“H-D”) where he was most recently Assistant General Counsel, Products & Strategy and Assistant Secretary. Mr. Gerrard held several legal leadership roles at H-D providing guidance to H-D’s leadership team since 2017. Prior to joining H-D, Mr. Gerrard held various legal positions at PepsiCo, Inc., GE Healthcare and Fiserv, Inc. Mr. Gerrard holds a J.D. from Pace University Elizabeth Haub School of Law in White Plains, N.Y. and a B.A. in Political Science from the University of Colorado Boulder.

Jon Bekefy is our Head of Marketing and Digital. Prior to joining LiveWire, Mr. Bekefy served as the GM of Brand Marketing for Harley-Davidson from 2019-2021. Prior to Harley-Davidson, Mr. Bekefy was instrumental in electric vehicle start-ups at Alta Motors from 2015-2017 serving in marketing leadership, and at Mission Motors from 2013 to 2015. Jon Holds a B.A. from the University of Delaware.

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

LIVEWIRE GROUP, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Years Ended
	2025	2024	2023
Accounts receivable - provision for expected credit losses
Balance, beginning of period	$302	$140	$211
Provision charged to expense	124	231	52
Reserve adjustments	—	—	—
Write-offs, net of recoveries	(210)	(69)	(123)
Balance, end of period	$216	$302	$140
Inventories - allowance for obsolescence
Balance, beginning of period	$4,661	$3,539	$1,320
Provision charged to expense	770	1,957	2,219
Reserve adjustments	—	—	—
Write-offs, net of recoveries	(1,037)	(835)	—
Balance, end of period	$4,394	$4,661	$3,539
Deferred tax assets - valuation allowance
Balance, beginning of period	$13,248	$9,693	$8,312
Adjustments	357	3,555	1,381
Balance, end of period	$13,605	$13,248	$9,693

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
4.3	Description of our Securities					*
10.1	Form of Indemnification Agreement	8-K	001-41511	9/30/2022	10.1
10.2	Form of Investment Agreement	S-4	333-262573	2/7/2022	10.3
10.3	Registration Rights Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and the holders party thereto	8-K	001-41511	9/30/2022	10.3
10.4+	LiveWire Group, Inc. 2022 Incentive Award Plan	8-K	001-41511	9/30/2022	10.4
10.5#	Separation Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.5
10.6	Tax Matters Agreement, dated September 26, 2022, by and among LiveWire Group, Inc. and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.6
10.7#	Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson Motor Company Group, LLC	8-K	001-41511	9/30/2022	10.7
10.8#	Amended and Restated Master Services Agreement, dated as of December 23, 2024, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	12/26/2024	10.1#
10.9#	Intellectual Property Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.10
10.10#	Trademark License Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.11
10.11#	Joint Development Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.12
10.12+	Employee Matters Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Harley-Davidson, Inc.	8-K	001-41511	9/30/2022	10.13
10.13#	KYMCO Contract Manufacturing Agreement, dated as of September 26, 2022, by and among LiveWire EV, LLC and Kwang Yang Motor Co., Ltd	8-K	001-41511	9/30/2022	10.14

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
10.14	Investor Support Agreement, dated as of December 12, 2021, by and among AEA-Bridges Sponsor LLC, LiveWire EV, LLC, LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), Harley-Davidson, Inc., John Garcia, John Replogle, and George Serafeim	S-4	333-262573	5/20/2022	10.16
10.15#	Long Term Collaboration Agreement, dated as of December 12, 2021, by and between LiveWire EV, LLC and Kwang Yang Motor Co., Ltd.	S-4	333-262573	2/7/2022	10.7
10.16+	Director Compensation Policy					*
10.17+	LiveWire Group, Inc. Non-Employee Director Compensation Policy					*
10.18+	Form of Restricted Stock Unit Award Agreement					*
10.19+	Form of Restricted Stock Unit Award Agreement – Non-compete					*
10.20+	Form of Restricted Stock Unit Award – International					*
10.22	LiveWire Group, Inc. Executive Severance Plan	8-K	001-41511	5/10/2023	10.1
10.25	Amended and Restated Delayed Draw Term Loan Agreement dated as of November 9, 2025 between LiveWire EV, LLC, and Harley Davidson, Inc.	10-Q	001-41511	11/10/2025	10.2
19.1	LiveWire Group, Inc. Insider Trading Compliance Policy					*
21.1	Listing of LiveWire Group, Inc. Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
32.1	Written Statement of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. §1350					**
97	LiveWire Group, Inc. Clawback Policy	10-K	001-41511	2/23/2024	97
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

INDEX TO EXHIBITS Items 15(a)(3) and 15(c)
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

LiveWire Group, Inc.

By:	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

Name	Title

/s/ Karim Donnez	Chief Executive Officer
Karim Donnez	(Principal Executive Officer)

/s/ Jennifer Hoover	Head Accounting Officer
Jennifer Hoover	(Principal Financial Officer and Principal Accounting Officer)

/s/ William Cornog	Director
William Cornog

/s/ Kjell Gruner	Director
Kjell Gruner

/s/ Glen Koval	Director
Glen Koval

/s/ Paul Krause	Director
Paul Krause

/s/ Hiromichi Mizuno	Director
Hiromichi Mizuno

/s/ Bryan Niketh	Director
Bryan Niketh

/s/ Jonathan Root	Board Chairman
Jonathan Root