Form 10-Q
period 2026-03-31
LiveWire Group, Inc.
filed 2026-05-06
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at May 4, 2026: 204,761,830

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended March 31, 2026

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “commits,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans and objectives relating to our climate commitment, and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; risks related to Harley Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s future capital requirements and sources and uses of cash; the Company’s ability to obtain funding for its operations, access to capital markets and manage costs; risks related to retail partners being unwilling to participate in the Company’s go-to-market business model or its inability to establish or maintain relationships with customers for the Company’s electric vehicles; the Company’s business, expansion plans and opportunities, including its ability to scale its operations and manage its future growth effectively; the effects of competition on the Company’s future business, the pace and depth of electric vehicle adoption generally and its ability to achieve planned competitive advantages with respect to its electric vehicles and products, including with respect to reliability, safety and efficiency; risks related to potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of the Company’s electric vehicles, including, but not exclusive of, the S4 HonchoTM products, the Company’s ability to execute its business model, including market acceptance of its planned electric vehicles; risks related to the Company’s limited operating history, the rollout of its business and the timing of expected business milestones, including the Company’s ability to develop and sell electric vehicles of sufficient quality and appeal to customers on schedule and on a large scale; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the Company’s ability to attract and retain a large number of customers; risks related to challenges the Company faces as a pioneer in the highly-competitive and rapidly-evolving electric vehicle industry; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., KYMCO Capital Fund I Co., Ltd., SunBright Investment Co., Ltd., CycleLoop Co., Ltd. and Kwang Yang Holdings Limited (collectively, the “KYMCO Group”), to contract manufacture its electric vehicles; risks related to building out the Company’s supply chain, including the Company’s dependency on its existing suppliers and the Company’s ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for its critical components such as batteries and semiconductor chips; our ability to manage and predict the impact that new or adjusted tariffs may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; the Company’s ability to rely on third-party and public electric vehicle charging networks; the Company’s ability to attract and retain key personnel; risks related to the Company’s business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, increased geopolitical volatility and conflicts, such as in the Middle East, the other risks it face and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse judgments; the possibility that we may be adversely affected by other economic, business or competitive factors and/or publicity; and; the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements are made as of the date of the filing of this report and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly

Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what the we expect. We qualify all of the forward-looking statements by these cautionary statements. The forward-looking statements in this report speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report, unless otherwise stated or the context requires otherwise, references to “LiveWire,” the “Company,” “we,” “us,” and “our,” refer to LiveWire Group, Inc. and its consolidated subsidiaries.

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Revenue, net	$5,115	$2,743
Costs and expenses:
Cost of goods sold (including related party amounts of $2,129 and $1,160 for the three months ended March 31, 2026 and 2025, respectively; see Note 11)	5,652	4,911
Selling, administrative and engineering expense (including related party amounts of $1,153 and $1,404 for the three months ended March 31, 2026 and 2025, respectively; see Note 11)	17,135	18,498
Total operating costs and expenses	22,787	23,409
Operating loss	(17,672)	(20,666)
Interest expense, related party	(1,417)	—
Interest income	603	504
Change in fair value of warrant liabilities	383	905
Loss before income taxes	(18,103)	(19,257)
Income tax provision	25	14
Net loss	(18,128)	(19,271)
Other comprehensive loss:
Foreign currency translation adjustments	—	(15)
Comprehensive loss	$(18,128)	$(19,286)

Net loss per share, basic and diluted (Note 5)	$(0.09)	$(0.09)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$67,495	$82,777
Accounts receivable, net	3,120	3,383
Accounts receivable from related party	1	585
Inventories, net	14,225	15,255
Other current assets	2,959	2,887
Total current assets	87,800	104,887
Property, plant and equipment, net	26,495	27,556
Goodwill	8,327	8,327
Deferred tax assets	6	6
Lease assets	715	823
Intangible assets, net	741	804
Other long-term assets	3,539	4,008
Total assets	$127,623	$146,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,905	$2,299
Accounts payable to related party	7,617	6,716
Accrued liabilities	9,693	12,362
Current portion of lease liabilities	240	496
Current portion of term loan - related party, net	—	800
Total current liabilities	20,455	22,673
Long-term portion of lease liabilities	365	246
Deferred tax liabilities	158	149
Long-term portion of term loan - related party, net	74,185	74,183
Warrant liabilities	1,518	1,901
Other long-term liabilities	2,626	1,231
Total liabilities	99,307	100,383
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 0 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 205,723 shares issued and 204,762 shares outstanding as of March 31, 2026 and 204,925 shares issued and 204,309 shares outstanding as of December 31, 2025	21	20
Treasury Stock, at cost: March 31, 2026 - 961 shares and December 31, 2025 - 616 shares	(5,244)	(4,437)
Additional paid-in-capital	352,711	351,489
Accumulated deficit	(319,155)	(301,027)
Accumulated other comprehensive (loss) income	(17)	(17)
Total shareholders' equity	28,316	46,028
Total liabilities and shareholders' equity	$127,623	$146,411
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(18,128)	$(19,271)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,415	3,085
Change in fair value of warrant liabilities	(383)	(905)
Stock compensation expense	1,222	1,615
Provision for expected credit losses	30	13
Deferred income taxes	8	12
Inventory write-down	318	809
Interest expense, related party	1,417	—
Other, net	(33)	(199)
Changes in current assets and liabilities:
Accounts receivable, net	215	239
Accounts receivable from related party	584	399
Inventories	698	(2,358)
Other current assets	185	(155)
Accounts payable and accrued liabilities	(2,443)	(6,396)
Accounts payable to related party	901	5,622
Net cash used by operating activities	(12,994)	(17,490)
Cash flows from investing activities:
Capital expenditures	(688)	(613)
Net cash used by investing activities	(688)	(613)
Cash flows from financing activities:
Payment of borrowings under term loan - related party (Note 11)	(800)	—
Repurchase of common stock	(807)	(250)
Net cash used by financing activities	(1,607)	(250)
Effect of exchange rate changes on cash and cash equivalents	7	138
Net decrease in cash and cash equivalents	$(15,282)	$(18,215)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$82,777	$64,437
Net decrease in cash and cash equivalents	(15,282)	(18,215)
Cash and cash equivalents—end of period	$67,495	$46,222

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2025	204,925	$20	$351,489	$(301,027)	$(17)	$(4,437)	$46,028
Net loss	—	—	—	(18,128)	—	—	(18,128)
Share-based compensation	798	—	1,222	—	—	—	1,222
Repurchase of common stock	—	1	—	—	—	(807)	(806)
Balance, March 31, 2026	205,723	$21	$352,711	$(319,155)	$(17)	$(5,244)	$28,316

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$(3,413)	$115,115
Net loss	—	—	—	(19,271)	—	—	(19,271)
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	(15)
Share-based compensation	246	—	1,615	—	—	—	1,615
Repurchase of common stock	—	—	—	—	—	(250)	(250)
Balance, March 31, 2025	204,033	$20	$346,024	$(245,184)	$(3)	$(3,663)	$97,194

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

ATM Program

On August 18, 2025, the Company filed an automatic shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC registering $100.0 million of its common stock, which the SEC declared effective on August 21, 2025. A Prospectus Supplement, inclusive of the 2025 Shelf Registration, was filed and became effective on August 22, 2025 under registration No. 333-289699. The Prospectus Supplement allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million pursuant to the Company’s At-The-Market Issuance Sales Agreement (“Sales Agreement”), dated as of August 22, 2025, with Mizuho Securities, Inc. (“Mizuho”), as sales agent, under an at-the-market offering program (“ATM Program”). The Sales Agreement stipulates that the Company will pay Mizuho a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Mizuho pursuant to the Sales Agreement. The Company is required to repay up to $10.0 million of the amount borrowed under the Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) from net proceeds from sales of common stock issued under the ATM Program as described in Note 11, Related Party Transactions. The Company intends to use the remainder of the net proceeds from sales of common stock issued under the ATM Program for general corporate purposes, including working capital and capital expenditures, potential future investments. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Sales Agreement.

There were no shares of common stock sold under the ATM Program and no commissions during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, there were $382 thousand unamortized issuance costs related to the ATM Program recorded included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in-capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $180 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. At March 31, 2026 and December 31, 2025, $47.8 million in capacity remained available under the ATM Program.

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of March 31, 2026, the consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the three month periods ended March 31, 2026 and 2025.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) on the going concern basis of accounting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in complete financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC and GAAP for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the Company had a cash balance of $67.5 million. As discussed above, the Company initiated an ATM Program on August 22, 2025, which allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million. Through March 31, 2026, the Company raised net proceeds of $1.5 million under the ATM Program. There were no shares of common stock sold under the ATM Program during the three months ended March 31, 2026. Additional sales under the ATM Program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described in Note 11, Related Party Transactions, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date. The Company paid $800 thousand in the three months ended March 31, 2026 for the mandatory prepayment related to the net ATM proceeds received from shares sold in the three months ended December 31, 2025.

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

2. New Accounting Standards

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce complexity related to estimating expected credit losses for current accounts receivable and current contract asset balances accounted for under Topic 606. The main provisions of ASU 2025-05 provide (i) a practical expedient that allows all entities to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses accounted for under Topic 606 and (ii) an accounting policy election available to entities other than public business entities which allows such entities that elect the practical expedient to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The new guidance is effective for the fiscal years beginning after December 15, 2025. The Company adopted this guidance as of January 1, 2026 on a prospective basis and there was not a material impact to the Company’s consolidated financial statements or disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the required interim disclosures and clarify when the guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The Board does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, which were determined by prior Boards when the disclosure requirements were initially issued. Rather, the objective of the amendments is to provide clarity on the current interim reporting requirements. The new guidance is effective for the fiscal years beginning after December 15, 2027. Early adoption is permitted in both interim and annual reporting periods. If elected, the amendments in ASU 2025-11 may be applied prospectively or retrospectively. The Company is still evaluating the impact ASU 2025-11 will have on its consolidated financial statements and related disclosures.

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Electric Motorcycles
Electric motorcycles	$867	$140
Parts, accessories and apparel	540	279
	$1,407	$419
STACYC
Electric balance bikes and electric bikes	$2,734	$1,679
Parts, accessories and apparel	974	645
	$3,708	$2,324
Total Revenue, net	$5,115	$2,743

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

The Company offers sales incentive programs to independent dealers, distributors and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration for the three months ended March 31, 2026 and 2025 were not material.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment, as necessary. The refund assets of $298 thousand were included in Other current assets as of March 31, 2026 and December 31, 2025, and $326 thousand of the refund liabilities were included in Accrued liabilities as of March 31, 2026 and December 31, 2025 in the Company’s consolidated balance sheets.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $392 thousand and $662 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $377 thousand and $410 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The Company expects to recognize $377 thousand included in Other long-term liabilities at March 31, 2026 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended March 31, 2026 and 2025 was $231 thousand and $30 thousand, respectively.

4. Income Taxes

The Company’s effective income tax rate was (0.1)% for the three months ended March 31, 2026 and 2025.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2026	March 31, 2025
Net loss	$(18,128)	$(19,271)

Basic weighted-average shares outstanding	204,491	203,480
Effect of dilutive securities – warrants	—	—
Effect of dilutive securities – employee stock compensation awards	—	—
Diluted weighted-average shares outstanding	204,491	203,480
Earnings per share (1):
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”) and Warrants (as defined in Note 7, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three months ended March 31, 2026 and 2025, 3,921 thousand and 3,253 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended March 31, 2026 and 2025, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, in the calculation of EPS as the triggering events have not occurred.

6. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes and electric bikes. Inventories, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and work in process	$178	$49
Electric motorcycles, electric balance bikes and electric bikes	12,986	14,167
Parts and accessories and apparel	1,061	1,039
Inventories, net	$14,225	$15,255

Accrued liabilities primarily include accrued payroll and employee benefits of $1,961 thousand, accrued warranty and recalls of $1,507 thousand (as discussed in Note 9, Product Warranty and Recall Campaigns), and accrued engineering costs of $1,099 thousand as of March 31, 2026. Accrued liabilities primarily include accrued payroll and employee benefits of $4,553 thousand, accrued warranty and recalls of $1,449 thousand, and accrued engineering costs of $1,356 thousand as of December 31, 2025.

7. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of March 31, 2026 and December 31, 2025 and 10,500,000 Private Warrants outstanding as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, there were no redemptions or exercises of the Public or Private Warrants.

During the three months ended March 31, 2026 and 2025, the Company recognized income of $383 thousand and $905 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $1,518 thousand and $1,901 thousand as of March 31, 2026 and December 31, 2025, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,000	$—	$—	$57,000
Liabilities:
Public Warrants	$993	$—	$—	$993
Private Placement Warrants	—	525	—	525
Share-based awards settled in cash	1	—	—	1
	$994	$525	$—	$1,519

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$72,000	$—	$—	$72,000
Liabilities:
Public Warrants	$1,244	$—	$—	$1,244
Private Placement Warrants	—	657	—	657
Share-based awards settled in cash	46	—	—	46
	$1,290	$657	$—	$1,947

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

As of March 31, 2026 and December 31, 2025, the carrying value of the Term Loan was $74.2 million and $75.0 million, respectively. The carrying value of the Term Loan approximates the fair value at both periods. The fair market values of the Term Loan were determined using observable inputs, including forward-looking term rate based on SOFR, as well as market-based credit spreads. The estimated fair value of the Term Loan is classified within Level 2 of the fair value hierarchy. See Note 11, Related Party Transactions, for further discussion.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Balance, beginning of period	$2,016	$881
Warranties issued during the period	227	75
Settlements made during the period	(511)	(249)
Recalls and changes to pre-existing warranty liabilities	352	(155)
Balance, end of period	$2,084	$552

The liability for recall campaigns included in the above table was $25 thousand and $29 thousand as of March 31, 2026 and December 31, 2025, respectively.

10. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 9, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of March 31, 2026 and December 31, 2025.

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

11. Related Party Transactions

In connection with the Business Combination, the Company entered into a number of agreements with H-D to govern and provide a framework for the relationship between the parties going forward pursuant to which the Company and/or H-D have continuing obligations to each other. All transactions with H-D subsequent to the Business Combination are considered related party transactions. Agreements that the Company entered into in connection with the separation from H-D that resulted in related party transactions include the Transition Services Agreement (effective through December 31, 2024), the Master Services Agreement (effective through December 31, 2024), the new Master Services Agreement (dated December 23, 2024, effective January 1, 2025), the Contract Manufacturing Agreement, the Joint Development Agreement, and the Tax Matters Agreement. Refer to Note 15, Related Party Transactions, of the consolidated financial statements in the Company’s 2025 Form 10-K for additional details on the agreements entered into with H-D as part of, or subsequent to, the separation from H-D.
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three months ended March 31, 2026 and 2025, there are $2,129 thousand and $1,160 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Cost of goods sold with H-D, for the three months ended March 31, 2026 and 2025, $2,126 thousand and $1,150 thousand, respectively, are related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three months ended March 31, 2026 and 2025, there were $1,153 thousand and $1,404 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.

Accounts payable to related party - As of March 31, 2026 and December 31, 2025, there is $7,617 thousand and $6,716 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of March 31, 2026 and December 31, 2025, $1,204 thousand and $275 thousand, respectively, is associated with inventory purchased under the Contract Manufacturing Agreement, $333 thousand and $361 thousand, respectively, is associated with services under the various service agreements with H-D, and $6,080 thousand is associated with the obligation to reimburse H-D for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of each of the balance sheet dates and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement.

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

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. The Company paid $800 thousand in the three months ended March 31, 2026 for the mandatory prepayment related to net ATM proceeds received from shares sold in the three months ended December 31, 2025. As of March 31, 2026 and December 31, 2025, there was zero and $800 thousand, respectively, presented as Current portion of term loan - related party, net, and $74.2 million presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the three months ended March 31, 2026, the Company recorded $1,417 thousand in interest expense, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. The amount due to H-D for interest as of March 31, 2026 and December 31, 2025 was $1,672 thousand and $255 thousand, respectively, and is presented in Other long-term liabilities on the consolidated balance sheet. The effective interest rate was 7.64% as of March 31, 2026 and December 31, 2025. The Company remained in compliance with all of the existing covenants as of March 31, 2026.

Other Transactions

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through Harley Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of March 31, 2026 and December 31, 2025, there is zero and $564 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, the Company recorded $5 thousand and $12 thousand, respectively, in related party sales between the Company and H-D with $3 thousand and $9 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes and electric bikes to H-D. As of March 31, 2026 and December 31, 2025, there was $1 thousand and $21 thousand, respectively, due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet.

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
These leases are classified as operating leases. As of March 31, 2026, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $462 thousand, $19 thousand, and $322 thousand, respectively. As of December 31, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $437 thousand, $206 thousand, and $131 thousand, respectively. In addition, the Company incurred $55 thousand and $99 thousand in rent expense during the three months ended March 31, 2026 and 2025, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

12. Reportable Segments and Geographic Information

The Company’s reportable segments and significant segment expenses are determined based on how the Company’s Chief Operating Decision Maker (“CODM”) assesses performance and decides how to allocate resources for the Company.

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

The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items are as follows (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$1,407	$419
Cost of goods sold	3,319	3,400
Selling, administrative and engineering expense:
People costs (1)	7,347	8,884
Other segment items (2)	7,442	7,488
Total selling, administrative and engineering expense	14,789	16,372
Operating loss	$(16,701)	$(19,353)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	3,708	2,324
Cost of goods sold	2,333	1,511
Selling, administrative and engineering expense:
People costs (1)	789	911
Marketing (3)	517	472
Other segment items (4)	1,040	743
Total selling, administrative and engineering expense	2,346	2,126
Operating loss	$(971)	$(1,313)
Consolidated operating loss	(17,672)	(20,666)
Interest expense, related party	(1,417)	—
Interest income	603	504
Change in fair value of warrant liabilities	383	905
Loss before income taxes	$(18,103)	$(19,257)

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

Additional segment information is set forth below (in thousands):

	Electric Motorcycles	STACYC	Consolidated
March 31, 2026:
Assets	$105,877	$21,746	$127,623
Goodwill	$7,668	$659	$8,327

December 31, 2025:
Assets	$124,034	$22,377	$146,411
Goodwill	$7,668	$659	$8,327

Three months ended March 31, 2026
Depreciation and amortization	$2,337	$78	$2,415
Stock compensation expense	$1,142	$80	$1,222
Capital expenditures	$593	$95	$688
Three months ended March 31, 2025
Depreciation and amortization	$3,010	$75	$3,085
Stock compensation expense	$1,509	$106	$1,615
Capital expenditures	$613	$—	$613

Customer Information - For the three months ended March 31, 2026, LiveWire generated more than 10% of its consolidated sales from the KTM customer group. These sales amounted to 10.5% for the three months ended March 31, 2026 and were included in the STACYC segment. For the three months ended March 31, 2025, no single customer or customer group represented 10% or greater of consolidated revenue, net. As of March 31, 2026, 10.3% of our net accounts receivable balance was due from the KTM customer group driven by sales through the STACYC segment and no other single customer or customer group represented 10% or greater of our net accounts receivable. As of December 31, 2025, no single customer or customer group represented 10% or greater of our net accounts receivable.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations (in thousands):

	March 31, 2026	December 31, 2025

Long-lived assets(1):
United States	$26,495	$27,556
International	—	—
	$26,495	$27,556

(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	Three months ended
	March 31, 2026	March 31, 2025
Revenue, net (1):
United States	$3,836	$2,197
Other countries	1,279	546
Total	$5,115	$2,743
(1)Revenue is attributed to geographic regions based on location of customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand the Company, the Company’s financial condition and results of operations, and the Company’s present business environment. The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes in the 2025 Annual Report on Form 10-K.

Overview

LiveWire is an industry-leading all-electric vehicle brand with a mission to pioneer the rapidly growing two-wheel electric motorcycle space. The Company operates in two segments: Electric Motorcycles and STACYC.

The Electric Motorcycles segment sells electric motorcycles, related parts and accessories and apparel in the United States and certain international markets, while the STACYC segment sells electric balance bikes, electric bikes, and related parts, accessories and apparel in the United States and certain international markets. The STACYC segment launched an adult pedal assist electric bike in the United States in March 2025.

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

For the three months ended March 31, 2026, the Company’s net loss was $18,128 thousand compared to $19,271 thousand for the three months ended March 31, 2025. The Company’s net losses reflect the early-stage nature of the Company’s business including investments in product development as the Company continues to focus on technological innovation that it expects will support future products and growth. The decrease in net loss of $1,143 thousand for the three months ended March 31, 2026, reflect the segment results and changes in interest expense, related party, interest income and the change in fair value of warrant liabilities discussed below.

For the three months ended March 31, 2026, the Electric Motorcycles segment operating loss was $16,701 thousand compared to an operating loss of $19,353 thousand for the three months ended March 31, 2025. Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $2,652 thousand for the three months ended March 31, 2026.

For the three months ended March 31, 2026, the STACYC segment operating loss was $971 thousand compared to an operating loss of $1,313 thousand for the three months ended March 31, 2025. Refer to the STACYC segment analysis below for further discussion on the decrease in operating loss of $342 thousand for the three months ended March 31, 2026.

In response to the market challenges facing the electric vehicle segment and the overall broader powersports industry, the Company is continuing to focus on strategic expansion of its product offerings, including the planned production in the spring of 2026 of two new 125 cc-equivalent mini-motos, the S4 HonchoTM products, which are designed to expand access and affordability for riders globally. As the Company evaluates its long-term strategy and product offerings, it will continue to focus on cost savings to reduce cash usage while focusing on developing and producing profitable products to align with evolving customer preferences and broader electric vehicle adoption trends that will allow the Company to continue to reduce operating losses and fund its operations through profitability.

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

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of ABIC, accompanied by a recapitalization. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded resulting from the Business Combination. The Business Combination resulted in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7, Warrant Liabilities, to the consolidated financial statements.

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
The following table details the key business metric amounts for the periods indicated:

	Three months ended
	March 31, 2026	March 31, 2025
Wholesale Motorcycle Unit Sales	76	32
Company Retail Motorcycle Unit Sales	15	1
Total LiveWire Motorcycle Unit Sales	91	33

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)	15	1
Independent Retail Partners (2)	104	68
Total Retail Motorcycle Unit Sales	119	69

Electric Balance Bike and Electric Bike Unit Sales:
US	3,717	1,945
International	242	25
Total Electric Balance Bike and Electric Bike Unit Sales	3,959	1,970
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

The following table details the number of retail partners:

	As of	As of
	March 31, 2026	December 31, 2025
Electric Motorcycles
Company-Owned Dealership	1	1
Independent Retail Partners	92	96
Total Electric Motorcycles Retail Partners	93	97

STACYC
Independent Retail Partners:
U.S.	2,002	1,986
International	43	31
Total STACYC Independent Retail Partners	2,045	2,017
The Electric Motorcycles Independent Retail Partners shown above include those that have been contracted by LiveWire to sell LiveWire motorcycles. As of March 31, 2026 and December 31, 2025, there were nine partners and one partner, respectively, that were actively working to complete the licensing required to sell LiveWire motorcycles as of the end of the period. LiveWire intends to grow this network as it expands its distribution capabilities.
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

Results of Operations

The following table presents consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	$ Change	% Change
Operating loss from Electric Motorcycles	$(16,701)	$(19,353)	$2,652	13.7%
Operating loss from STACYC	(971)	(1,313)	342	26.0%
Total operating loss	(17,672)	(20,666)	2,994	14.5%
Interest expense, related party	(1,417)	—	(1,417)	(100.0)%
Interest income	603	504	99	19.6%
Change in fair value of warrant liabilities	383	905	(522)	(57.7)%
Loss before income taxes	(18,103)	(19,257)	1,154	6.0%
Income tax provision	25	14	11	78.6%
Net loss	(18,128)	(19,271)	1,143	5.9%
Other comprehensive loss:
Foreign currency translation adjustments	—	(15)	15	100.0%
Comprehensive loss	$(18,128)	$(19,286)	$1,158	6.0%
Net loss per share, basic and diluted	$(0.09)	$(0.09)	$—	—%

Operating Loss

The Company reported an operating loss of $17,672 thousand for the three months ended March 31, 2026 compared to $20,666 thousand for the three months ended March 31, 2025. The Electric Motorcycles segment reported an operating loss of $16,701 thousand for the three months ended March 31, 2026 compared to $19,353 thousand for the three months ended March 31, 2025. The STACYC segment reported operating loss of $971 thousand for the three months ended March 31, 2026 compared to $1,313 thousand for the three months ended March 31, 2025. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Expense, Related Party

Interest expense, related party, for the three months ended March 31, 2026 was $1,417 thousand compared to zero for the three months ended March 31, 2025. The expense is related to the Company borrowing $75.0 million from H-D under the Term Loan on December 15, 2025. See Note 11, Related Party Transactions, in the consolidated financial statements for further discussion.

Interest Income

Interest income for the three months ended March 31, 2026 was $603 thousand compared to $504 thousand for the three months ended March 31, 2025. The investment in money market funds increased to $57.0 million as of March 31, 2026 from $35.0 million as of March 31, 2025 after the Company borrowed $75.0 million under the Term Loan on December 15, 2025. See Note 11, Related Party Transactions, in the consolidated financial statements for further discussion.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2026 was income of $383 thousand compared to income of $905 thousand for the three months ended March 31, 2025. The income recognized for the three months ended March 31, 2026 and 2025 was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants. See Note 7, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the three months ended March 31, 2026 was $25 thousand compared to $14 thousand for the three months ended March 31, 2025. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	$ Change	% Change
Revenue:
Electric motorcycles	$867	$140	$727	519.3%
Parts, accessories and apparel	540	279	261	93.5%
Revenue, net	1,407	419	988	235.8%
Cost of goods sold	3,319	3,400	(81)	(2.4)%
Gross profit	(1,912)	(2,981)	1,069	35.9%
Operating expenses:
Selling, administrative and engineering expense	14,789	16,372	(1,583)	(9.7)%
Operating loss	$(16,701)	$(19,353)	$2,652	13.7%

Revenue

Revenue for the three months ended March 31, 2026 increased by $988 thousand, or 235.8%, to $1,407 thousand from $419 thousand for the three months ended March 31, 2025. Unit sales increased by 58 units, or 175.8%, from 33 units in 2025 to 91 units in 2026. Unit sales and revenue in the three months ended March 31, 2025 were negatively impacted by returns.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026 decreased by $81 thousand, or 2.4%, to $3,319 thousand from $3,400 thousand for the three months ended March 31, 2025. The increase in Cost of goods sold from increased unit sales in the three months ended March 31, 2026 was offset by decreased depreciation expense of $868 thousand.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2026 decreased by $1,583 thousand, or 9.7%, to $14,789 thousand from $16,372 thousand for the three months ended March 31, 2025. The decrease was primarily driven by continued focus on cost reduction, including lower personnel costs of $1,438 thousand from reduced headcount in 2026 as compared to 2025.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$2,734	$1,679	$1,055	62.8%
Parts, accessories and apparel	974	645	329	51.0%
Revenue, net	3,708	2,324	1,384	59.6%
Cost of goods sold	2,333	1,511	822	54.4%
Gross profit	1,375	813	562	69.1%
Operating expenses:
Selling, administrative and engineering expense	2,346	2,126	220	10.3%
Operating loss	$(971)	$(1,313)	$342	26.0%

Revenue

Revenue for the three months ended March 31, 2026 increased by $1,384 thousand, or 59.6%, to $3,708 thousand from $2,324 thousand for the three months ended March 31, 2025. The increase in revenue of $1,384 thousand was primarily driven by higher volumes in all markets and higher shipment volumes to our third-party distributors in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026 increased by $822 thousand, or 54.4%, to $2,333 thousand from $1,511 thousand for the three months ended March 31, 2025. The increase was primarily due to higher volumes in alignment with the increased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended March 31, 2026 increased by $220 thousand, or 10.3%, to $2,346 thousand from $2,126 thousand for the three months ended March 31, 2025. Selling, administrative and engineering expense remained relatively consistent in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 with the change primarily driven by increased research and development expenses.

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

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, LiveWire’s cash and cash equivalents were $67,495 thousand and $82,777 thousand, respectively.

As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 7, Warrant Liabilities, to the consolidated financial statements.

In the event of the exercise of any Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of March 31, 2026, the reported sales price of Common Stock was $1.66 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

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

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. The Company paid $800 thousand in the three months ended March 31, 2026 for the mandatory prepayment related to net ATM proceeds received from shares sold in the three months ended December 31, 2025. As of March 31, 2026 and December 31, 2025, there was $0 thousand and $800 thousand, respectively, presented as Current portion of term loan - related party, net, and $74.2 million presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the three months ended March 31, 2026, the Company recorded $1,417 thousand in interest expense, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. The amount due to H-D for interest as of March 31, 2026 and December 31, 2025 was $1,672 thousand and $255 thousand, respectively, and is presented in Other long-term liabilities on the consolidated balance sheet. The effective interest rate was 7.64% as of March 31, 2026 and December 31, 2025. The Company remained in compliance with all of the existing covenants as of March 31, 2026.

As discussed above, on August 22, 2025, LiveWire entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which LiveWire may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $50.0 million of shares of its common stock through the Agent (the “ATM Program”). LiveWire filed a prospectus supplement with the SEC on August 22, 2025 in connection with the ATM Program. There were no shares of common stock sold under the ATM Program and no commissions during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, there were $382 thousand unamortized issuance costs related to the ATM Program recorded included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in-capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $180 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. At March 31, 2026 and December 31, 2025, $47.8 million in capacity remained available under the ATM Program.

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

LiveWire’s material contractual operating cash commitments at March 31, 2026 relate to leases. LiveWire estimates capital expenditures to be between $3 million and $8 million in 2026. As a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2027. The Company also has a liability of $6,080 thousand as of March 31, 2026 and December 31, 2025 thousand for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 11, Related Party Transactions, for discussion of commitments with H-D.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Net cash used by operating activities	$(12,994)	$(17,490)
Net cash used by investing activities	(688)	(613)
Net cash used by financing activities	(1,607)	(250)
Effect of exchange rate changes on cash and cash equivalents	7	138
Net change in cash and cash equivalents	$(15,282)	$(18,215)

The overall decrease in cash during the three months ended March 31, 2026 was due primarily to cash used for operating activities.
Operating Activities

The Company had net cash outflow from operating activities during the three months ended March 31, 2026 and 2025. Net cash used by operating activities decreased by $4,496 thousand to $12,994 thousand for the three months ended March 31, 2026 compared to $17,490 thousand for the three months ended March 31, 2025. The decrease in net cash outflow from operating activities was primarily driven by favorable changes in Inventories and Accounts payable and accrued liabilities offset by unfavorable changes in Accounts payable to related party.

Investing Activities

Net cash used by investing activities increased by $75 thousand to $688 thousand for the three months ended March 31, 2026 compared to $613 thousand for the three months ended March 31, 2025 due to an increase in capital expenditures.

Financing Activities

Net cash used by financing activities increased by $1,357 thousand to an outflow of $1,607 thousand for the three months ended March 31, 2026 compared to an outflow of $250 thousand for the three months ended March 31, 2025. The increase in the cash outflow for the three months ended March 31, 2026 is related to the $800 thousand payment of borrowings under the Term Loan, as described in Note 11, Related Party Transactions, and an increase in the amount of repurchases of common stock to satisfy withholding taxes of $557 thousand in connection with the vesting of restricted stock units in 2026.

Critical Accounting Policies and Estimates

There have been no changes to the LiveWire’s critical accounting policies and estimates from those described under “Critical Accounting Policies and Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, the Company’s cash and cash equivalents amounted to $67,495 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (Principal Executive Officer) and Head Accounting Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Head Accounting Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, the Company’s Chief Executive Officer and Head Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, Commitments and Contingencies, to the Notes to consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or anticipated future, results of operation and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” of the 2025 Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, results of operations, financial condition, and the price of the Common Stock. Other than the risk factors set forth below, there have been no material changes to the principal risks that the Company believes are material to the Company’s business, results of operations, and financial condition from those included in the 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the three months ended March 31, 2026.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units were as follows during the quarter ended March 31, 2026.

2026 Fiscal Date of Vest	Total Number of Shares Repurchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28	346,127	$2.33	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

On May 5, 2026, Ryan Ragland, the Company’s Head of Product Development & Design, gave notice of his resignation of employment with the Company. Mr. Ragland will cease acting in his current role effective May 8, 2026 but will remain an employee of the Company and continue to receive his current salary through May 29, 2026 to help ensure a smooth transition.

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

LiveWire Group, Inc.

Date:	May 6, 2026	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	/s/ Jennifer Hoover
Jennifer Hoover
Head Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)