Form 10-Q
period 2026-06-30
LiveWire Group, Inc.
filed 2026-08-05
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at August 3, 2026: 205,412,457

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended June 30, 2026

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; risks related to Harley-Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to obtain funding for its operations, access to capital markets and manage costs; the Company’s future capital requirements and sources and uses of cash; the Company’s limited operating history, the Company’s business, expansion plans and opportunities, including its expansion into the off-road electric motorcycle market, its ability to successfully integrate the Dust Motorcycles acquisition, and its ability to develop, commercialize and grow Dust-branded and related off-road electric motorcycle products and product lines, as well as the Company’s ability to scale its operations and manage its future growth effectively; potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of our electric vehicles; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans, including our ability to effectively execute the Company’s relocation and streamlined headcount plan within expected costs and time and our ability to realize the expected savings on an ongoing annual basis; our ability to manage and predict the impact of global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to China and Taiwan, may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; retail partners being unwilling to participate in our go-to-market business model or their inability to establish or maintain relationships with customers for our electric vehicles; our ability to attract and retain a large number of customers; challenges we face as a pioneer into the highly competitive and rapidly evolving electric vehicle industry; our operational and financial risks if we fail to effectively and appropriately separate the LiveWire business from the H-D business; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., a Taiwanese company (“KYMCO”), to contract manufacture our electric vehicles; building out our supply chain, including our dependency on our existing suppliers and our ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for our critical components such as batteries and semiconductor chips; geopolitical events and related actions that may occur between mainland China and Taiwan; increased geopolitical volatility and conflicts, such as in the Middle East, our ability to rely on third party and public charging networks; our ability to attract and retain key personnel; our business, expansion plans and opportunities, including our ability to scale our operations and manage our future growth effectively; the effects on our future business of competition, the pace and depth of electric vehicle adoption generally and our ability to achieve planned competitive advantages with respect to our electric vehicles and products, including with respect to reliability, safety and efficiency; our business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it faces and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity; the possibility that we may be adversely affected by other economic, business or competitive factors and/or publicity; and the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item “1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements are made as of the date of the filing of this report and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue, net	$9,115	$5,873	$14,230	$8,616
Costs and expenses:
Cost of goods sold (including related party amounts of $4,963 and $7,092 for the three and six months ended June 30, 2026, respectively, and $485 and $1,644 for the three and six months ended June 30, 2025, respectively; see Note 12)	9,161	5,324	14,813	10,235
Selling, administrative and engineering expense (including related party amounts of $1,154 and $2,307 for the three and six months ended June 30, 2026, respectively, and $1,331 and $2,735 for the three and six months ended June 30, 2025, respectively; see Note 12)	17,968	18,813	35,103	37,311
Total operating costs and expenses	27,129	24,137	49,916	47,546
Operating loss	(18,014)	(18,264)	(35,686)	(38,930)
Interest expense, related party	(1,454)	—	(2,871)	—
Interest income (expense), net	420	333	1,023	837
Change in fair value of warrant liabilities	911	(905)	1,294	—
Loss before income taxes	(18,137)	(18,836)	(36,240)	(38,093)
Income tax provision (benefit)	76	(10)	101	4
Net loss	(18,213)	(18,826)	(36,341)	(38,097)
Other comprehensive loss:
Foreign currency translation adjustments	(13)	(4)	(13)	(19)
Comprehensive loss	$(18,226)	$(18,830)	$(36,354)	$(38,116)

Net loss per share, basic and diluted (Note 6)	$(0.09)	$(0.09)	$(0.18)	$(0.19)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,869	$82,777
Accounts receivable, net	4,807	3,383
Accounts receivable from related party	206	585
Inventories, net	13,621	15,255
Other current assets	4,200	2,887
Total current assets	75,703	104,887
Property, plant and equipment, net	25,478	27,556
Goodwill	8,619	8,327
Deferred tax assets	5	6
Lease assets	632	823
Intangible assets, net	4,025	804
Other long-term assets	3,481	4,008
Total assets	$117,943	$146,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,215	$2,299
Accounts payable to related party	3,364	6,716
Accrued liabilities	11,417	12,362
Current portion of lease liabilities	212	496
Current portion of term loan - related party, net	—	800
Total current liabilities	18,208	22,673
Long-term portion of lease liabilities	280	246
Deferred tax liabilities	166	149
Long-term portion of term loan - related party, net	76,818	74,183
Warrant liabilities	607	1,901
Other long-term liabilities	3,369	1,231
Other long-term liabilities - related party	6,574	—
Total liabilities	106,022	100,383
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 0 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 206,420 shares issued and 205,412 shares outstanding as of June 30, 2026 and 204,925 shares issued and 204,309 shares outstanding as of December 31, 2025	21	20
Treasury Stock, at cost: June 30, 2026 - 1,008 shares and December 31, 2025 - 616 shares	(5,298)	(4,437)
Additional paid-in-capital	354,596	351,489
Accumulated deficit	(337,368)	(301,027)
Accumulated other comprehensive loss	(30)	(17)
Total shareholders' equity	11,921	46,028
Total liabilities and shareholders' equity	$117,943	$146,411
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(36,341)	$(38,097)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,881	5,673
Change in fair value of warrant liabilities	(1,294)	—
Stock compensation expense	2,510	3,444
Provision for expected credit losses	38	25
Deferred income taxes	89	3
Inventory write-down	2,527	936
Interest expense, related party	2,871	—
Other, net	(144)	(557)
Changes in current assets and liabilities:
Accounts receivable, net	(1,498)	(314)
Accounts receivable from related party	379	392
Inventories	(849)	(1,437)
Other current assets	(1,026)	(520)
Accounts payable and accrued liabilities	(1,277)	(4,770)
Accounts payable to related party	2,728	2,855
Net cash used by operating activities	(26,406)	(32,367)
Cash flows from investing activities:
Payment for business acquired	(375)	—
Capital expenditures	(1,534)	(2,043)
Net cash used by investing activities	(1,909)	(2,043)
Cash flows from financing activities:
Gross proceeds from the sale of common stock pursuant to the at-the-market public offering (Note 1)	100	—
Payment of offering costs from the at-the-market public offering (Note 1)	(3)	—
Payment of borrowings under term loan - related party (Note 12)	(800)	—
Repurchase of common stock	(861)	(759)
Net cash used by financing activities	(1,564)	(759)
Effect of exchange rate changes on cash and cash equivalents	(29)	48
Net decrease in cash and cash equivalents	$(29,908)	$(35,121)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$82,777	$64,437
Net decrease in cash and cash equivalents	(29,908)	(35,121)
Cash and cash equivalents—end of period	$52,869	$29,316

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2025	204,925	$20	$351,489	$(301,027)	$(17)	$(4,437)	$46,028
Net loss	—	—	—	(18,128)	—	—	(18,128)
Share-based compensation	798	—	1,222	—	—	—	1,222
Repurchase of common stock	—	1	—	—	—	(807)	(806)
Balance, March 31, 2026	205,723	21	352,711	(319,155)	(17)	(5,244)	28,316
Net loss	—	$—	$—	$(18,213)	$—	$—	$(18,213)
Other comprehensive loss, net of tax	—	—	—	—	(13)	—	(13)
Share-based compensation	347	—	1,288	—	—	—	1,288
Issuance of common stock in at-the-market public offering, net of issuance cost of $3 thousand	70	—	97	—	—	—	97
Shares issuable for acquisition	280	—	500	—	—	—	500
Repurchase of common stock	—	—	—	—	—	(54)	(54)
Balance, June 30, 2026	206,420	$21	$354,596	$(337,368)	$(30)	$(5,298)	$11,921

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$(3,413)	$115,115
Net loss	—	—	—	(19,271)	—	—	(19,271)
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	(15)
Share-based compensation	246	—	1,615	—	—	—	1,615
Repurchase of common stock	—	—	—	—	—	(250)	(250)
Balance, March 31, 2025	204,033	20	346,024	(245,184)	(3)	(3,663)	97,194
Net loss	—	—	—	(18,826)	—	—	(18,826)
Other comprehensive loss, net of tax	—	—	—	—	(4)		(4)
Share-based compensation expense	257	—	1,829	—	—	—	1,829
Repurchase of common stock	—	—	—	—	—	(509)	(509)
Balance, June 30, 2025	204,290	$20	$347,853	$(264,010)	$(7)	$(4,172)	$79,684

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

On September 26, 2022, the Company consummated a previously announced business combination and related financing transactions (collectively the “Business Combination”) pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among AEA-Bridges Impact Corp (“ABIC”), LiveWire Group Inc., (formerly known as LW EV Holdings, Inc.), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded resulting from the Business Combination. The Business Combination resulted in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 8, Warrant Liabilities.

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

ATM Program

On August 18, 2025, the Company filed an automatic shelf registration statement on Form S-3 (the “2025 Shelf Registration Statement”) with the SEC registering $100.0 million of its common stock, which the SEC declared effective on August 21, 2025. A Prospectus Supplement, inclusive of the 2025 Shelf Registration, was filed and became effective on August 22, 2025 under registration No. 333-289699. The Prospectus Supplement allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million pursuant to the Company’s At-The-Market Issuance Sales Agreement (“Sales Agreement”), dated as of August 22, 2025, with Mizuho Securities USA LLC (“Mizuho”), as sales agent, under an at-the-market offering program (“ATM Program”). The Sales Agreement stipulates that the Company will pay Mizuho a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Mizuho pursuant to the Sales Agreement. The Company is required to repay up to $10.0 million of the amount borrowed under the Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) from net proceeds from sales of common stock issued under the ATM Program as described in Note 12, Related Party Transactions. The Company intends to use the remainder of the net proceeds from sales of common stock issued under the ATM Program for general corporate purposes, including working capital and capital expenditures, and potential future investments. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Sales Agreement.

There were 70,256 shares of common stock sold under the ATM Program in the three and six months ended June 30, 2026 for an aggregate offering price of $100 thousand. Total commissions related to the ATM Program for the three and six months ended June 30, 2026 were $3 thousand, which were offset against Additional-paid-in-capital. As of June 30, 2026 and December 31, 2025, there were $381 thousand and $382 thousand, respectively, unamortized issuance costs related to the ATM Program recorded included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $127 thousand and $307 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026, respectively. At June 30, 2026 and December 31, 2025, $47.7 million and $47.8 million, respectively, in capacity remained available under the ATM Program.

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of June 30, 2026, the consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and six month periods ended June 30, 2026 and 2025, and cash flows for the six month periods ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Company had a cash balance of $52.9 million. As discussed above, the Company initiated an ATM Program on August 22, 2025, which allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million. Through June 30, 2026, the Company raised net proceeds of $1.6 million under this program. Additional sales under this program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described in Note 12, Related Party Transactions, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date. The Company paid $800 thousand in the six months ended June 30, 2026 for the mandatory prepayment related to the net ATM proceeds received from shares sold in the three months ended December 31, 2025.

Management continues to assess the Company’s liquidity position and has the flexibility to adjust spending as needed through cost reduction initiatives in order to preserve liquidity. At the same time, the Company continues to explore additional means for raising capital to continue to support ongoing operations and future investments. Additionally, the Company continues to focus on the development of products that are profitable while reducing its use of cash. Based on its current plans and projections, the Company expects that its current cash and cash equivalents will be sufficient to fund its ongoing operations and capital expenditure requirements for at least the next twelve months from the issuance date of these consolidated financial statements. The Company has been actively exploring various financing alternatives and will require additional financing to continue financing its operations and execute its business plan before eventually attaining and maintaining profitable operations. To address this need, management will continue to actively pursue additional financing during the third quarter of 2026. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s product development and sales efforts, as well as timing and size of funds raised under the ATM Program or other possible financing vehicles. If the Company is unable to secure additional capital or other financing in the amounts needed, on terms acceptable to the Company, or at all, it could adversely affect its ability to satisfy obligations as they become due and execute its strategic business objectives.

2. New Accounting Standards

Accounting Standards Adopted in 2026

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

3. Acquisition

Asset Purchase Agreement with Dust Motorcycles, Inc.

On May 18, 2026 (“Acquisition Date”), LiveWire EV, LLC, a wholly owned subsidiary of the Company (“Purchaser”) and LiveWire Group, Inc. (“Purchaser Parent”) entered into and consummated the transactions contemplated by an Asset Purchase Agreement (“Purchase Agreement”) with Dust Motorcycles, Inc. (“Dust”) and the equity holders of Dust (“Selling Holders”). Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of assets and assumed certain specific liabilities of Dust related to the design, development, manufacture and distribution of electric dirt bikes and related powertrain technology (“Dust Acquisition”). The Company believes the Dust Acquisition will strengthen LiveWire’s strategy to grow beyond on‑road electric motorcycles and addresses the rapidly expanding electric off‑road market. The transaction was accounted for in accordance with ASC 805, Business Combinations, (“ASC 805”). The Company determined the operations of Dust will be included in the Electric Motorcycles segment. Acquisition-related costs of $297 thousand and $424 thousand were recorded within Selling, administrative and engineering costs on the consolidated statements of operations and comprehensive loss in the three and six months ended June 30, 2026. There was no revenue recorded and a net loss of $274 thousand recorded for Dust operations for both the three and six months ended June 30, 2026 on the consolidated statements of operations and comprehensive loss.

Consideration transferred

Total consideration transferred includes (i) $375 thousand in cash, (ii) $500 thousand in shares of the Company’s common stock issued in connection with the closing (“Equity consideration”), (iii) three annual installment payments of $875 thousand each payable in shares of the Company’s common stock on each of the first three anniversaries of the closing date (“Deferred consideration”), and (iv) contingent earn-out payments of up to $11.25 million in the aggregate payable in shares of the Company’s common stock, in each case subject to the terms of the Agreement (“Contingent consideration”). In each case, the number of shares of the Company’s common stock to be issued will be determined based on a volume-weighted average per share of the Company’s common stock over the 30 trading days immediately prior to the determination date (“VWAP”). The Equity consideration issued upon closing consisted of 280,264 shares at a $1.78 VWAP.

The following table summarizes the preliminary fair value of the total consideration transferred on the Acquisition Date (in thousands):

Cash	$375
Equity consideration	500
Deferred consideration	1,649
Contingent consideration	1,107
Total consideration transferred	$3,631

Deferred consideration

The Company is obligated to issue additional shares of common stock in three annual installment payments. The first installment payment includes a provision that reduces the payment by 44% if two employees of Dust, who became employees of the Company as a result of the Dust Acquisition, terminate employment or voluntarily resign within 12 months of the Acquisition Date. The Company determined that this provision represents a service condition under ASC 805, and, accordingly, 44% of the first installment payment payable in shares was accounted for as compensation and will be recognized as expense over the 12 months requisite service period, while the remaining portion is accounted for as consideration transferred at fair value in Accrued liabilities on the consolidated balance sheets as of the Acquisition Date. During the three and six months ended June 30, 2026, the Company recognized $23 thousand in compensation expense related to the first installment payment on the consolidated statements of operations and comprehensive loss.

The Company is obligated to issue additional shares of common stock in the second and third annual installment payments. These payments are not contingent upon continued employment or post-acquisition services and are accounted for entirely as consideration transferred. The Deferred consideration was measured at fair value on the Acquisition Date, which reflected the net present value of the expected payments using a market participant discount rate incorporating the Company’s credit risk.

As the Deferred consideration represents an obligation to issue a variable number of shares based on a fixed monetary value, it is recorded as a liability pursuant to the guidance in ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”). The Company recorded a Deferred consideration liability of $1,649 thousand as of the Acquisition Date in Accrued liabilities on the consolidated balance sheets. The Deferred consideration was initially recorded at its acquisition-date fair value and will be subsequently accreted to its contractual settlement amount over the deferral period using the effective interest method, with the accretion recognized in interest expense. For the three and six months ended June 30, 2026, the Company recorded $51 thousand of expense related to the accretion of the Deferred consideration within interest income (expense), net on the consolidated statements of operations and comprehensive loss.

Contingent consideration

As part of the Dust Acquisition, the Company may be required to make contingent payments to the Selling Holders based on post-acquisition performance metrics, specifically 50% of the positive gross margin as defined in the Purchase Agreement generated over a three-year earn-out period. The aggregate Contingent consideration payments are capped at $11.25 million. The Contingent consideration is payable in shares of the Company’s common stock; however, the Purchase Agreement includes a stock issuance limitation that may require settlement in cash if shareholder approval is not obtained. As the Contingent consideration represents an obligation to issue a variable number of shares based on a fixed monetary value, it is recorded as a liability pursuant to the guidance in ASC 480. The Company recorded a Contingent consideration liability of $1,107 thousand as of the Acquisition Date in Accrued liabilities in the consolidated balance sheets representing the estimated fair value of the obligation. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation, which factors in the risks associated with the underlying positive gross margin metric, the payment structure and cap on the payment of $11.25 million, the counterparty credit risk, and the time value of money associated with expected payments occurring over the three-year earn-out period. The Contingent consideration liability is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement is based on significant unobservable inputs and therefore is classified within Level 3 of the fair value hierarchy. In each reporting period after the Dust Acquisition, the Company will reassess the value of the Contingent consideration liability and may recognize an increase or decrease in the fair value in its consolidated statements of operations and comprehensive loss after the measurement period. Changes in fair value may result from changes in actual results and projected forecasts. The inputs and assumptions may not be observable in the market, but reflect the assumptions the Company believes would be made by a market participant. There were no changes in the fair value of the Contingent consideration liability at the Acquisition Date through the three-and-six-month periods ended June 30, 2026. As of June 30, 2026, the estimated payment of $1,107 thousand is recorded as a Contingent consideration liability in Other Long-Term Liabilities in the Company’s consolidated balance sheets.

Purchase price allocation

The Company recorded adjustments to the acquired assets and liabilities to reflect their estimated fair values as of the Acquisition Date. In addition, the Company recognized identifiable intangible assets and Deferred consideration and Contingent consideration liabilities as part of the purchase price in accordance with ASC 805.

The following table summarizes our preliminary purchase price allocation, including resulting goodwill, recorded at the Acquisition Date (in thousands):

Assets acquired:
Inventory	$56
Property, plant and equipment	291
Identifiable intangible assets
Trade name	500
Developed technologies	2,900
Goodwill	292
Other assets	2
Lease assets	28
Total identifiable assets	$4,069

Liabilities assumed:
Accounts payable	$(410)
Lease liabilities	$(28)
Total liabilities assumed	$(438)

Net assets acquired	$3,631

Developed technologies represents acquired technology associated with Dust's electric motorcycle platform and related intellectual property. The trade name intangible asset represents the value of the Dust brand. The developed technologies and trade name intangible assets will be amortized over the estimated useful lives of five years and ten years, respectively.

The valuation of intangible assets was determined using an income approach methodology. The fair values of the developed technologies and trade name intangible assets were estimated utilizing the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions used in the determination of the fair value of the developed technology included revenue growth rates, royalty rates, obsolescence factors and discount rates. Assumptions used in the determination of the fair value of the trade name included the revenue growth rates, the royalty rate and discount rate.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and primarily reflects expected synergies, future growth opportunities, and the acquired workforce that do not qualify for separate recognition. There is no goodwill deductible for tax purposes.

The purchase price allocation is preliminary and subject to adjustment as additional information becomes available during the measurement period, which is one year from the Acquisition Date, and may result in changes to the estimated fair values of the assets acquired and liabilities assumed, including, but not limited to, identifiable intangible assets, Contingent consideration, deferred tax assets and liabilities, and certain working capital balances. Any subsequent changes to estimates that do not qualify as measurement period adjustments will be recognized in the consolidated statements of operations and comprehensive loss.

4. Revenue

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a good or service to a customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. Taxes that are collected from a customer concurrent with revenue-producing activities are excluded from revenue.

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Electric Motorcycles
Electric motorcycles	$3,066	$627	$3,933	$768
Parts, accessories and apparel	580	215	1,120	493
	$3,646	$842	$5,053	$1,261
STACYC
Electric balance bikes and electric bikes	$4,097	$3,619	$6,831	$5,298
Parts, accessories and apparel	1,372	1,412	2,346	2,057
	$5,469	$5,031	$9,177	$7,355
Total Revenue, net	$9,115	$5,873	$14,230	$8,616

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

The Company offers sales incentive programs to independent dealers, distributors and retail customers designed to promote the sale of its products. The Company estimates its variable consideration related to its sales incentive programs using the expected value method. The Company accounts for consideration payable as part of its sales incentives as a reduction of revenue, which is accrued at the later of the date the related sale is recorded or the date the incentive program is both approved and communicated. Variable consideration related to sales incentives and rights to return is adjusted at the earliest of when the amount of consideration the Company expects to receive changes, or the consideration becomes fixed. Adjustments for variable consideration for the three and six months ended June 30, 2026 and 2025 were not material.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment, as necessary. The refund assets of $219 thousand and $298 thousand were included in Other current assets as of June 30, 2026 and December 31, 2025, respectively, and $247 thousand and $326 thousand of the refund liabilities were included in Accrued liabilities as of June 30, 2026 and December 31, 2025, respectively, in the Company’s consolidated balance sheets.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $367 thousand and $662 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $388 thousand and $410 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The Company expects to recognize $388 thousand included in Other long-term liabilities in the Company’s consolidated balance sheet at June 30, 2026 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended June 30, 2026 and 2025 was $133 thousand and $31 thousand, respectively, and $280 thousand and $61 thousand in the six months ended June 30, 2026 and 2025, respectively.

5. Income Taxes

The Company’s effective income tax rate was (0.3)% and 0.0% for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company made income tax payments of $165 thousand, including estimated tax prepayments in certain foreign jurisdictions. During the six months ended June 30, 2025, the income tax payments made by the Company were immaterial.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(18,213)	$(18,826)	$(36,341)	$(38,097)

Basic weighted-average shares outstanding	205,041	203,589	204,768	203,535
Effect of dilutive securities – warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	205,041	203,589	204,768	203,535
Earnings per share (1):
Basic	$(0.09)	$(0.09)	$(0.18)	$(0.19)
Diluted	$(0.09)	$(0.09)	$(0.18)	$(0.19)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”) and Warrants (as defined in Note 8, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and six months ended June 30, 2026, 3,526 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The Company also excluded 283,427 shares potentially issuable pursuant to the Deferred consideration arrangements associated with the Dust Acquisition and deemed to represent compensation cost as described in Note 3 Acquisition, because inclusion would have been anti-dilutive for the periods presented. For the three and six months ended June 30, 2025, 3,368 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2026 and 2025, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, as the triggering events have not occurred, or the impact of the Contingent consideration payable in shares of the Company’s common stock, as discussed in Note 3, Acquisition, as no amount was earned as of June 30, 2026, in the calculation of EPS.

7. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes and electric bikes. Inventories, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and work in process	$1,285	$49
Electric motorcycles, electric balance bikes and electric bikes	10,787	14,167
Parts and accessories and apparel	1,549	1,039
Inventories, net	$13,621	$15,255

Accrued liabilities primarily includes accrued payroll and employee benefits of $2,515 thousand, the current portion of accrued warranty and recalls of $1,640 thousand (as discussed in Note 10, Product Warranty and Recall Campaigns), and accrued engineering costs of $1,724 thousand as of June 30, 2026. Accrued liabilities primarily include accrued payroll and employee benefits of $4,553 thousand, accrued warranty and recalls of $1,449 thousand, and accrued engineering costs of $1,356 thousand as of December 31, 2025.

8. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination. There were 19,865,207 Public Warrants outstanding as of June 30, 2026 and December 31, 2025 and 10,500,000 Private Warrants outstanding as of June 30, 2026 and December 31, 2025.

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

During the three and six months ended June 30, 2026 and 2025, there were no redemptions or exercises of the Public or Private Warrants.

During the three and six months ended June 30, 2026, the Company recognized income of $911 thousand and $1,294 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company recognized expense of $905 thousand and zero, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The Company’s Warrant liability was $607 thousand and $1,901 thousand as of June 30, 2026 and December 31, 2025, respectively.
9. Fair Value

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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$41,000	$—	$—	$41,000
Liabilities:
Contingent consideration	—	—	1,107	1,107
Public Warrants	397	—	—	397
Private Placement Warrants	—	210	—	210
Share-based awards settled in cash	7	—	—	7
	$404	$210	$1,107	$1,721

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$72,000	$—	$—	$72,000
Liabilities:
Public Warrants	$1,244	$—	$—	$1,244
Private Placement Warrants	—	657	—	657
Share-based awards settled in cash	46	—	—	46
	$1,290	$657	$—	$1,947

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

Contingent consideration

As a result of the Dust Acquisition, as discussed in Note 3, Acquisition, the Company initially recorded the Contingent consideration liability at it’s acquisition-date fair value and the liability will be remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation, which factors in the risks associated with the underlying positive gross margin metric, the payment structure and cap on the payment of $11.25 million, the counterparty credit risk, and the time value of money associated with expected payments occurring over the three-year earn-out period. The fair value measurement is based on significant unobservable inputs and therefore is classified within Level 3 of the fair value hierarchy. There were no changes in the fair value of the Contingent consideration liability at the Acquisition Date through the three-and-six-month periods ended June 30, 2026.

Other Fair Value Measurements

The fair value of financial instruments classified as Cash and cash equivalents, Accounts receivable, net, and Accounts payable on the consolidated balance sheets approximate carrying value due to the short-term nature and the relative liquidity of the instruments.

As of June 30, 2026 and December 31, 2025, the carrying value of the Term Loan, including accrued interest, was $76.8 million and $75.0 million, respectively. The estimated fair value of the Term Loan, including accrued interest, was $74.9 million as of June 30, 2026. The carrying value of the Term Loan, including accrued interest, approximated the estimated fair value as of December 31, 2025. The fair market values of the Term Loan were determined using observable inputs, including forward-looking term rate based on SOFR, as well as market-based credit spreads. The estimated fair value of the Term Loan is classified within Level 2 of the fair value hierarchy. See Note 12, Related Party Transactions, for further discussion.

10. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new LiveWire One and S2 electric motorcycles for a period of two years, except for the battery which is covered for five years. The Company also provides limited warranties on parts and accessories, electric balance bikes and electric bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues future warranty claims at the time of sale by the Company using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance, beginning of period	$2,084	$552	$2,016	$881
Warranties issued during the period	614	162	841	273
Settlements made during the period	(462)	(432)	(973)	(717)
Recalls and changes to pre-existing warranty liabilities	34	384	386	229
Balance, end of period	$2,270	$666	$2,270	$666

The liability for recall campaigns included in the above table was $23 thousand and $29 thousand as of June 30, 2026 and December 31, 2025, respectively.

11. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 10, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of June 30, 2026 and December 31, 2025.

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

In December 2024, the Company received an unfavorable arbitration ruling related to the resolution of a claim from a supplier, which was recorded in Accrued liabilities on the consolidated balance sheet as of December 31, 2024. As a result of the ruling, the Company paid $1,802 thousand to the supplier in the six months ended June 30, 2025.

12. Related Party Transactions

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three and six months ended June 30, 2026, there were $4,963 thousand and $7,092 thousand, respectively, and for the three and six months ended June 30, 2025, there were $485 thousand and $1,644 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Cost of goods sold with H-D, for the three and six months ended June 30, 2026, $4,958 thousand and $7,084 thousand, respectively, and for the three and six months ended June 30, 2025, $471 thousand and $1,621 thousand, respectively, were related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three and six months ended June 30, 2026, there were $1,154 thousand and $2,307 thousand, respectively, and for the three and six months ended June 30, 2025, there were $1,331 thousand and $2,735 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.
Accounts payable to related party - As of June 30, 2026 and December 31, 2025, there was $3,364 thousand and $6,716 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of June 30, 2026 and December 31, 2025, $3,048 thousand and $275 thousand, respectively, was associated with inventory purchased under the Contract Manufacturing Agreement, $316 thousand and $361 thousand, respectively, was associated with services under the various service agreements with H-D. Included in this balance as of December 31, 2025 is $6,080 thousand associated with the obligation to reimburse H-D for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of December 31, 2025 and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement. The final amount negotiated becomes payable upon the issuance of a termination notice of a relevant product line by the Company.
Other long-term liabilities - related party - As of June 30, 2026 and December 31, 2025, there was $6,574 thousand and zero, respectively, in Other long-term liabilities - related parties due to H-D on the consolidated balance sheets. Of the amount outstanding to H-D as of June 30, 2026, $6,080 thousand is associated with the obligation to reimburse H-D for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement and $494 thousand is additional accrued interest due to H-D as a result of the Amended and Restated Delayed Draw Term Loan Agreement, as discussed below. This obligation to reimburse H-D for excess inventory components represents the Company’s best estimate of the liability as of June 30, 2026 and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement. The final amount negotiated becomes payable upon the issuance of a termination notice of a relevant product line by the Company. This amount was included in Other long-term liabilities – related party as of June 30, 2026 based on a change in the expected timing of payment due to H-D under the terms of the Contract Manufacturing Agreement.

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

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. The Company paid $800 thousand in the six months ended June 30, 2026 for the mandatory prepayment related to net ATM proceeds received from shares sold in the three months ended December 31, 2025. As of June 30, 2026 and December 31, 2025, there was $0 thousand and $800 thousand, respectively, presented as Current portion of term loan - related party, net, and $76.8 million and $74.2 million, respectively, presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the three and six months ended June 30, 2026, the Company recorded $1,454 thousand and $2,871 thousand in interest expense, respectively, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026, the carrying value of the Term Loan increased by $2.6 million due primarily to accrued and compounded interest and was added to the Long-term portion of term loan - related party, net, on the consolidated balance sheets and will be payable on the Term Loan Maturity Date. Additional accrued interest due to H-D as of June 30, 2026 was $494 thousand and presented in Other long-term liabilities - related party on the consolidated balance sheets. Additional accrued interest due to H-D as of December 31, 2025 was $255 thousand and presented in Other long-term liabilities on the consolidated balance sheets. The effective interest rate was 7.71% and 7.64%, respectively, as of June 30, 2026 and December 31, 2025. The Company remained in compliance with all of the existing covenants as of June 30, 2026.

Other Transactions

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through Harley Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of June 30, 2026 and December 31, 2025, there is $200 thousand and $564 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

During the three and six months ended June 30, 2026, the Company recorded $8 thousand and $12 thousand, respectively, in related party sales between the Company and H-D with $5 thousand and $8 thousand, respectively, in Cost of goods sold. During the three and six months ended June 30, 2025, the Company recorded $19 thousand and $31 thousand, respectively, in related party sales between the Company and H-D with $14 thousand and $23 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes and electric bikes to H-D. As of June 30, 2026 and December 31, 2025, there was $6 thousand and $21 thousand, respectively, due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet.

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
These leases are classified as operating leases. As of June 30, 2026, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $410 thousand, $22 thousand, and $244 thousand, respectively. As of December 31, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $437 thousand, $206 thousand, and $131 thousand, respectively. In addition, the Company incurred $55 thousand and $110 thousand in rent expense during the three and six months ended June 30, 2026, respectively, and the Company recorded $54 thousand and $153 thousand during the three and six months ended June 30, 2025, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.
In the third quarter of 2026, the Company entered into a sublease agreement with H-D related to space at its third-party logistics provider. The sublease agreement expires on December 31, 2030, unless terminated earlier in accordance with the terms of the underlying lease arrangement. The Company expects to record a ROU asset and a ROU liability of approximately $500 thousand in the third quarter of 2026.

13. Reportable Segments and Geographic Information

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

The Company operates in two segments: Electric Motorcycles and STACYC. The Company’s reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. The Company included the operations of Dust within the Electric Motorcycles segment beginning on the Acquisition Date, as discussed in Note 3, Acquisition.

The Electric Motorcycles segment consists of the business activities related to the design and sales of electric motorcycles. The Electric Motorcycles segment also sells electric motorcycle parts, accessories, and apparel. The Electric Motorcycle segment products are sold at wholesale to a network of independent dealers and at retail through a Company-owned dealership and through online sales.

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

The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$3,646	$842	$5,053	$1,261
Cost of goods sold	6,187	2,379	9,506	5,779
Selling, administrative and engineering expense:
People costs (1)	7,079	8,813	14,426	17,696
Other segment items (2)	8,420	7,653	15,862	15,142
Total selling, administrative and engineering expense	15,499	16,466	30,288	32,838
Operating loss	$(18,040)	$(18,003)	$(34,741)	$(37,356)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	5,469	5,031	9,177	7,355
Cost of goods sold	2,974	2,945	5,307	4,456
Selling, administrative and engineering expense:
People costs (1)	833	925	1,622	1,836
Marketing (3)	639	493	1,156	965
Other segment items (4)	997	929	2,037	1,672
Total selling, administrative and engineering expense	2,469	2,347	4,815	4,473
Operating loss	$26	$(261)	$(945)	$(1,574)
Consolidated operating loss	(18,014)	(18,264)	(35,686)	(38,930)
Interest expense, related party	(1,454)	—	(2,871)	—
Interest income (expense), net	420	333	1,023	837
Change in fair value of warrant liabilities	911	(905)	1,294	—
Loss before income taxes	$(18,137)	$(18,836)	$(36,240)	$(38,093)

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

Additional segment information is set forth below (in thousands):

	Electric Motorcycles	STACYC	Consolidated
June 30, 2026:
Assets	$96,380	$21,563	$117,943
Goodwill	$7,960	$659	$8,619

December 31, 2025:
Assets	$124,034	$22,377	$146,411
Goodwill	$7,668	$659	$8,327

Three months ended June 30, 2026
Depreciation and amortization	$2,389	$77	$2,466
Stock compensation expense	$1,243	$45	$1,288
Three months ended June 30, 2025
Depreciation and amortization	$2,515	$73	$2,588
Stock compensation expense	$1,709	$120	$1,829
Six months ended June 30, 2026
Depreciation and amortization	$4,726	$155	$4,881
Stock compensation expense	$2,385	$125	$2,510
Capital expenditures	$1,363	$171	$1,534
Six months ended June 30, 2025
Depreciation and amortization	$5,525	$148	$5,673
Stock compensation expense	$3,217	$227	$3,444
Capital expenditures	$2,043	$—	$2,043

Customer Information - For the three and six months ended June 30, 2026 and 2025, no single customer or customer group represented 10% or greater of consolidated revenue, net. As of June 30, 2026 and December 31, 2025, no single customer or customer group represented 10% or greater of our Accounts receivable, net.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations (in thousands):

	June 30, 2026	December 31, 2025

Long-lived assets(1):
United States	$25,478	$27,556
International	—	—
	$25,478	$27,556

(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue, net (1):
United States	$5,739	$3,774	$9,575	$5,972
Other countries	3,376	2,099	4,655	2,644
Total	$9,115	$5,873	$14,230	$8,616
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

On May 18, 2026, LiveWire acquired substantially all of the assets of Dust Motorcycles, Inc. (“Dust”), expanding the Company's presence into the electric off-road market. Through the acquisition, LiveWire obtained an electric dirt bike platform that is being advanced toward production and is expected to complement the Company's existing electric motorcycle portfolio. The acquisition aligns with the Company's strategy to expand its product offerings and address additional categories of the electric two-wheel market. The Company determined the operations of Dust will be included in the Electric Motorcycles segment. Acquisition-related costs of $297 thousand and $424 thousand were recorded within Selling, administrative and engineering costs on the consolidated statements of operations and comprehensive loss in the three and six months ended June 30, 2026. There was no revenue recorded and a net loss of $274 thousand recorded for Dust operations for the three and six months ended June 30, 2026 on the consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2026, the Company’s net loss was $18,213 thousand compared to $18,826 thousand for the three months ended June 30, 2025, and was $36,341 thousand for the six months ended June 30, 2026 compared to $38,097 thousand for the six months ended June 30, 2025. The Company’s net losses reflect the early-stage nature of the Company’s business including investments in product development as the Company continues to focus on technological innovation that it expects will support future products and growth. The decrease in net loss of $613 thousand and $1,756 thousand for the three and six months ended June 30, 2026, respectively, reflect the segment results and changes in interest expense, related party, interest income (expense), net, and the change in fair value of warrant liabilities discussed below.

For the three months ended June 30, 2026, the Electric Motorcycles segment operating loss was $18,040 thousand compared to an operating loss of $18,003 thousand for the three months ended June 30, 2025 and was an operating loss of $34,741 thousand for the six months ended June 30, 2026 compared to an operating loss of $37,356 thousand for the six months ended June 30, 2025. Refer to the Electric Motorcycles segment analysis below for further discussion on the increase in operating loss of $37 thousand and decrease in operating loss of $2,615 thousand for the three and six months ended June 30, 2026, respectively.

For the three months ended June 30, 2026, the STACYC segment operating income was $26 thousand compared to an operating loss of $261 thousand for the three months ended June 30, 2025 and was an operating loss of $945 thousand for the six months ended June 30, 2026 compared to operating loss of $1,574 thousand for the six months ended June 30, 2025. Refer to the STACYC segment analysis below for further discussion on the decrease in operating loss of $287 thousand and $629 thousand for the three and six months ended June 30, 2026, respectively.

In response to the market challenges facing the electric vehicle segment and the overall broader powersports industry, the Company is continuing to focus on strategic expansion of its product offerings. The Company commenced production in the second quarter 2026 of its two new 125 cc-equivalent mini-motos, the S4 HonchoTM products, which are designed to expand access and affordability for riders globally. The first units are expected to arrive at authorized LiveWire retail locations later in the summer of 2026. As the Company evaluates its long-term strategy and product offerings, it will continue to focus on cost savings to reduce cash usage while focusing on developing and producing profitable products to align with evolving customer preferences and broader electric vehicle adoption trends that will allow the Company to continue to reduce operating losses and fund its operations through profitability.

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

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of the Company issuing stock for the net assets of ABIC, accompanied by a recapitalization. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded resulting from the Business Combination. The Business Combination resulted in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 8, Warrant Liabilities, to the consolidated financial statements.

2026 Outlook

For the remainder of 2026, LiveWire's focus is on the introduction and delivery into the market of its two new 125 cc-equivalent mini-motos, the S4 HonchoTM products, and continued advancement of the Dust electric dirt bike platform towards production. Additionally, the Company remains focused on continued network expansion, cost savings and improvements, product innovation and development focused on profitable products, and continued growth of the STACYC segment.

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

The following table details the key business metric amounts for the periods indicated:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Wholesale Motorcycle Unit Sales	251	47	327	79
Company Retail Motorcycle Unit Sales	16	8	31	9
Total LiveWire Motorcycle Unit Sales	267	55	358	88

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)	16	8	31	9
Independent Retail Partners (2)	277	100	381	171
Total Retail Motorcycle Unit Sales	293	108	412	180

Electric Balance Bike and Electric Bike Unit Sales:
US	4,595	3,410	8,312	5,355
International	628	1,462	870	1,487
Total Electric Balance Bike and Electric Bike Unit Sales	5,223	4,872	9,182	6,842
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

The following table details the number of retail partners:

	As of	As of
	June 30, 2026	December 31, 2025
Electric Motorcycles
Company-Owned Dealership	1	1
Independent Retail Partners	105	96
Total Electric Motorcycles Retail Partners	106	97

STACYC
Independent Retail Partners:
U.S.	2,017	1,986
International	49	31
Total STACYC Independent Retail Partners	2,066	2,017
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

Results of Operations

The following table presents consolidated results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Operating loss from Electric Motorcycles	$(18,040)	$(18,003)	$(37)	(0.2)%
Operating income (loss) from STACYC	26	(261)	287	110.0%
Total operating loss	(18,014)	(18,264)	250	1.4%
Interest expense, related party	(1,454)	—	(1,454)	(100.0)%
Interest income (expense), net	420	333	87	26.1%
Change in fair value of warrant liabilities	911	(905)	1,816	200.7%
Loss before income taxes	(18,137)	(18,836)	699	3.7%
Income tax provision (benefit)	76	(10)	86	(860.0)%
Net loss	(18,213)	(18,826)	613	3.3%
Other comprehensive loss:
Foreign currency translation adjustments	(13)	(4)	(9)	(225.0)%
Comprehensive loss	$(18,226)	$(18,830)	$604	3.2%
Net loss per share, basic and diluted	$(0.09)	$(0.09)	$—	—%

Operating Loss

The Company reported an operating loss of $18,014 thousand for the three months ended June 30, 2026 compared to $18,264 thousand for the three months ended June 30, 2025. The Electric Motorcycles segment reported an operating loss of $18,040 thousand for the three months ended June 30, 2026 compared to $18,003 thousand for the three months ended June 30, 2025. The STACYC segment reported operating income of $26 thousand for the three months ended June 30, 2026 compared to operating loss of $261 thousand for the three months ended June 30, 2025. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Expense, Related Party

Interest expense, related party, for the three months ended June 30, 2026 was $1,454 thousand compared to zero for the three months ended June 30, 2025. The expense is related to the Company borrowing $75 million from H-D under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Interest Income (expense), net

Interest income (expense), net, for the three months ended June 30, 2026 was $420 thousand compared to $333 thousand for the three months ended June 30, 2025. The investment in money market funds increased to $41 million as of June 30, 2026 from $17 million as of June 30, 2025 after the Company borrowed $75.0 million under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2026 was income of $911 thousand compared to a loss of $905 thousand for the three months ended June 30, 2025. The income recognized for the three months ended June 30, 2026 was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants. The loss recognized for the three months ended June 30, 2025 was due to the increase in the estimated fair value due to fluctuations in the market price of the warrants. See Note 8, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision (Benefit)

The income tax provision for the three months ended June 30, 2026 was $76 thousand compared to a benefit of $10 thousand for the three months ended June 30, 2025. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Revenue:
Electric motorcycles	$3,066	$627	$2,439	389.0%
Parts, accessories and apparel	580	215	365	169.8%
Revenue, net	3,646	842	2,804	333.0%
Cost of goods sold	6,187	2,379	3,808	160.1%
Gross profit	(2,541)	(1,537)	(1,004)	(65.3)%
Operating expenses:
Selling, administrative and engineering expense	15,499	16,466	(967)	(5.9)%
Operating loss	$(18,040)	$(18,003)	$(37)	(0.2)%

Revenue

Revenue for the three months ended June 30, 2026 increased by $2,804 thousand, or 333.0%, to $3,646 thousand from $842 thousand for the three months ended June 30, 2025. The increase in revenue was primarily driven by the increase in unit sales of 212 units, or 385.5%, from 55 units in the three months ended June 30, 2025 to 267 units in the three months ended June 30, 2026.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026 increased by $3,808 thousand, or 160.1%, to $6,187 thousand from $2,379 thousand for the three months ended June 30, 2025. The increase was primarily due to higher volumes in alignment with the increased revenue described above and an increase of $2,204 thousand for net realizable value adjustments on higher purchases of S2 motorcycles in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2026 decreased by $967 thousand, or 5.9%, to $15,499 thousand from $16,466 thousand for the three months ended June 30, 2025. The decrease was primarily driven by reduced personnel costs of $1,728 thousand from lower average headcount in the three months ended June 30, 2026 as compared to the same period in 2025, offset by increased product development spend of $483 thousand related to the development of S4 HonchoTM and $424 thousand in expenses related to the acquisition of Dust and the Company’s at-the-market program in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$4,097	$3,619	$478	13.2%
Parts, accessories and apparel	1,372	1,412	(40)	(2.8)%
Revenue, net	5,469	5,031	438	8.7%
Cost of goods sold	2,974	2,945	29	1.0%
Gross profit	2,495	2,086	409	19.6%
Operating expenses:
Selling, administrative and engineering expense	2,469	2,347	122	5.2%
Operating income (loss)	$26	$(261)	$287	110.0%

Revenue

Revenue for the three months ended June 30, 2026 increased by $438 thousand, or 8.7%, to $5,469 thousand from $5,031 thousand for the three months ended June 30, 2025. The increase in revenue of $438 thousand was primarily driven by higher volumes in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026 increased by $29 thousand, or 1.0%, to $2,974 thousand from $2,945 thousand for the three months ended June 30, 2025. The increase was primarily due to higher volumes in alignment with the increased revenue described above. This increase was offset by the recognition of tariff refund recoveries related to previously paid International Emergency Economic Powers Act (“IEEPA”) duties following acceptance of refund claims by U.S. Customs and Border Protection of $453 thousand in the three months ended June 30, 2026 compared to zero in the three months ended June 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended June 30, 2026 increased by $122 thousand, or 5.2%, to $2,469 thousand from $2,347 thousand for the three months ended June 30, 2025. Selling, administrative and engineering expense increased $145 thousand primarily due to higher marketing spend in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Results of Operations

The following table presents consolidated results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Operating loss from Electric Motorcycles	$(34,741)	$(37,356)	$2,615	7.0%
Operating loss from STACYC	(945)	(1,574)	629	40.0%
Operating loss	(35,686)	(38,930)	3,244	8.3%
Interest expense related party	(2,871)	—	(2,871)	(100.0)%
Interest income (expense), net	1,023	837	186	22.2%
Change in fair value of warrant liabilities	1,294	—	1,294	100.0%
Loss before income taxes	(36,240)	(38,093)	1,853	4.9%
Income tax provision	101	4	97	2,425.0%
Net loss	(36,341)	(38,097)	1,756	4.6%
Other comprehensive loss:
Foreign currency translation adjustments	(13)	(19)	6	31.6%
Comprehensive loss	$(36,354)	$(38,116)	$1,762	4.6%
Net loss per share, basic and diluted	$(0.18)	$(0.19)	$0.01	5.3%

Operating Loss

The Company reported an operating loss of $35,686 thousand for the six months ended June 30, 2026 compared to $38,930 thousand for the six months ended June 30, 2025. The Electric Motorcycles segment reported an operating loss of $34,741 thousand for the six months ended June 30, 2026 compared to $37,356 thousand for the six months ended June 30, 2025. The STACYC segment reported operating loss of $945 thousand for the six months ended June 30, 2026 compared to $1,574 thousand for the six months ended June 30, 2025. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Interest Expense, Related Party

Interest expense, related party, for the six months ended June 30, 2026 was $2,871 thousand compared to zero for the six months ended June 30, 2025. The expense is related to the Company borrowing $75 million from H-D under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Interest Income (Expense), net

Interest income (expense), net, for the six months ended June 30, 2026 was $1,023 thousand compared to $837 thousand for the six months ended June 30, 2025. The investment in money market funds increased to $41 million as of June 30, 2026 from $17 million as of June 30, 2025 after the Company borrowed $75 million under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2026 was income of $1,294 thousand compared to zero for the six months ended June 30, 2025. The income recognized for the six months ended June 30, 2026 was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants. The estimated fair value of the warrants was the same at June 30, 2025 as December 31, 2024. See Note 8, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision

The income tax provision for the six months ended June 30, 2026 was $101 thousand compared to $4 thousand for the six months ended June 30, 2025. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Revenue:
Electric motorcycles	$3,933	$768	$3,165	412.1%
Parts, accessories and apparel	1,120	493	627	127.2%
Revenue, net	5,053	1,261	3,792	300.7%
Cost of goods sold	9,506	5,779	3,727	64.5%
Gross profit	(4,453)	(4,518)	65	(1.4)%
Operating expenses:
Selling, administrative and engineering expense	30,288	32,838	(2,550)	(7.8)%
Operating loss	$(34,741)	$(37,356)	$2,615	7.0%

Revenue

Revenue for the six months ended June 30, 2026 increased by $3,792 thousand, or 300.7%, to $5,053 thousand from $1,261 thousand for the six months ended June 30, 2025. The increase in revenue was primarily driven by the increase in unit sales of 270 units, or 306.8%, from 88 units in the six months ended June 30, 2025 to 358 units in the six months ended June 30, 2026.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2026 increased by $3,727 thousand, or 64.5%, to $9,506 thousand from $5,779 thousand for the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher volumes in alignment with the increased revenue described above and an increase of $1,572 thousand for net realizable value adjustments on higher S2 motorcycle purchases in the six months ended June 30, 2026 compared to the same period in 2026, partially offset by a decrease in depreciation expense of $1,072 thousand resulting primarily from accelerated depreciation recorded in 2025 on certain tools that were replaced as part of the Company’s cost reduction activities.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2026 decreased by $2,550 thousand, or 7.8%, to $30,288 thousand from $32,838 thousand for the six months ended June 30, 2025. The decrease was primarily driven by reduced personnel costs of $3,144 thousand from lower average headcount in the six months ended June 30, 2026 compared to the same period in 2025 and a decrease in marketing spend of $1,517 thousand during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decreases were offset by $731 thousand in expenses related to the acquisition of Dust and the Company’s at-the-market program, increased product development spend of $676 thousand related to the development of S4 HonchoTM and increased warranty expense of $580 thousand due to increased unit sales in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$6,831	$5,298	$1,533	28.9%
Parts, accessories and apparel	2,346	2,057	289	14.0%
Revenue, net	9,177	7,355	1,822	24.8%
Cost of goods sold	5,307	4,456	851	19.1%
Gross profit	3,870	2,899	971	33.5%
Operating expenses:
Selling, administrative and engineering expense	4,815	4,473	342	7.6%
Operating income (loss)	$(945)	$(1,574)	$629	40.0%

Revenue

Revenue for the six months ended June 30, 2026 increased by $1,822 thousand, or 24.8%, to $9,177 thousand from $7,355 thousand for the six months ended June 30, 2025. The increase in revenue of $1,822 thousand was primarily driven by higher volumes of $1,681 thousand, offset by pricing decreases of $141 thousand in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2026 increased by $851 thousand, or 19.1%, to $5,307 thousand from $4,456 thousand for the six months ended June 30, 2025. The increase was primarily due to higher shipment volumes in alignment with the increased revenue described above. This increase was offset by the recognition of tariff refund recoveries related to previously paid IEEPA duties following acceptance of refund claims by U.S. Customs and Border Protection of $453 thousand in the six months ended June 30, 2026 compared to zero in the six months ended June 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the six months ended June 30, 2026 increased by $342 thousand, or 7.6%, to $4,815 thousand from $4,473 thousand for the six months ended June 30, 2025. The change was primarily driven by $190 thousand increased marketing spend and $148 thousand increased research and development expenses in the six months ended June 30, 2026 compared the six months ended June 30, 2025.

Other Matters

Commitments and Contingencies

The Company is subject to lawsuits and other claims related to product, commercial, supplier, employee, environmental and other matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 11, Commitments and Contingencies, in the consolidated financial statements for a discussion of the Company's commitments and contingencies.

Liquidity and Capital Resources

On May 18, 2026 (“Acquisition Date”), the Company completed the acquisition of substantially all of the assets of Dust expanding its presence into the electric off-road market. Total consideration included $375 thousand of cash paid at closing, $500 thousand of equity issued at closing, deferred consideration with a fair value of $1,649 thousand, and contingent consideration with a fair value of $1,107 thousand as of the Acquisition Date. The deferred consideration consists of three annual installment payments payable in shares of the Company's common stock, while the contingent consideration is tied to future performance metrics and is subject to the terms of the Asset Purchase Agreement. The Company expects to continue funding product development and commercialization activities associated with the Dust platform as it progresses toward production. Management does not currently expect the acquisition-related obligations to have a material impact on the Company's near-term liquidity position. Refer to Note 3, Acquisitions, for additional information.

As of June 30, 2026 and December 31, 2025, LiveWire’s cash and cash equivalents were $52,869 thousand and $82,777 thousand, respectively.

As an early growth company, LiveWire does not expect to generate positive cash flow from operations over the next twelve months. Prior to the Business Combination, H-D supported LiveWire’s operating, investing and financing activities. Following the Business Combination, LiveWire received net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 8, Warrant Liabilities, to the consolidated financial statements.

In the event of the exercise of any Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of June 30, 2026, the reported sales price of Common Stock was $1.12 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations and LiveWire does not believe that it needs such proceeds to support working capital and capital expenditure requirements for the next twelve months. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

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

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. The Company paid $800 thousand in the six months ended June 30, 2026 for the mandatory prepayment related to net ATM proceeds received from shares sold in the three months ended December 31, 2025. As of June 30, 2026 and December 31, 2025, there was $0 thousand and $800 thousand, respectively, presented as Current portion of term loan - related party, net, and $76.8 million and $74.2 million, respectively, presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the three and six months ended June 30, 2026, the Company recorded $1,454 thousand and $2,871 thousand in interest expense, respectively, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026, the carrying value of the Term Loan increased by $2.6 million due primarily to accrued and compounded interest and was added to the Long-term portion of term loan - related party, net, on the consolidated balance sheets and will be payable on the Term Loan Maturity Date. Additional accrued interest due to H-D as of June 30, 2026 was $494 thousand and presented in Other long-term liabilities - related party on the consolidated balance sheets. Additional accrued interest due to H-D as of December 31, 2025 was $255 thousand and presented in Other long-term liabilities on the consolidated balance sheets. The effective interest rate was 7.71% and 7.64%, respectively, as of June 30, 2026 and December 31, 2025. The Company remained in compliance with all of the existing covenants as of June 30, 2026.

As discussed above, on August 22, 2025, LiveWire entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which LiveWire may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $50.0 million of shares of its common stock through the Agent (the “ATM Program”). LiveWire filed a prospectus supplement with the SEC on August 22, 2025 in connection with the ATM Program. There were 70,256 shares of common stock sold under the ATM Program in the three and six months ended June 30, 2026 for an aggregate offering price of $100 thousand. Total commissions related to the ATM Program for the three and six months ended June 30, 2026 were $3 thousand, which were offset against Additional-paid-in-capital. As of June 30, 2026 and December 31, 2025, there were $381 thousand and $382 thousand, respectively, unamortized issuance costs related to the ATM Program recorded included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $127 thousand and $307 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026, respectively. At June 30, 2026 and December 31, 2025, $47.7 million and $47.8 million, respectively, in capacity remained available under the ATM Program.

Management continues to assess the Company’s liquidity position and has the flexibility to adjust spending as needed through cost reduction initiatives in order to preserve liquidity. At the same time, the Company continues to explore additional means for raising capital to continue to support ongoing operations and future investments. Additionally, the Company continues to focus on the development of products that are profitable while reducing its use of cash. Based on its current plans and projections, the Company expects that its current cash and cash equivalents will be sufficient to fund its ongoing operations and capital expenditure requirements for at least the next twelve months from the issuance date of these consolidated financial statements. The Company has been actively exploring various financing alternatives and will require additional financing to continue financing its operations and execute its business plan before eventually attaining and maintaining profitable operations. To address this need, management will continue to actively pursue additional financing during the third quarter of 2026. The amount and timing of future funding requirements will depend on many factors, including the pace and results of the Company’s product development and sales efforts, as well as timing and size of funds raised under the ATM Program or other possible financing vehicles. If the Company is unable to secure additional capital or other financing in the amounts needed, on terms acceptable to the Company, or at all, it could adversely affect its ability to satisfy obligations as they become due and execute its strategic business objectives.

LiveWire’s material contractual operating cash commitments at June 30, 2026 relate to leases. LiveWire estimates capital expenditures to be between $3 million and $8 million in 2026. As a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2027. The Company also has a liability of $6,080 thousand as of June 30, 2026 and December 31, 2025 for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 12, Related Party Transactions, for discussion of commitments with H-D.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025
Net cash used by operating activities	$(26,406)	$(32,367)
Net cash used by investing activities	(1,909)	(2,043)
Net cash used by financing activities	(1,564)	(759)
Effect of exchange rate changes on cash and cash equivalents	(29)	48
Net change in cash and cash equivalents	$(29,908)	$(35,121)

The overall decrease in cash during the six months ended June 30, 2026 was due primarily to cash used for operating activities.
Operating Activities

The Company had net cash outflow from operating activities during the six months ended June 30, 2026 and 2025. Net cash used by operating activities decreased by $5,961 thousand to $26,406 thousand for the six months ended June 30, 2026 compared to $32,367 thousand for the six months ended June 30, 2025. The decrease in net cash outflow from operating activities was primarily driven by a reduction in net loss adjusted for non-cash items and favorable changes in Inventories, net, and Accounts payable and accrued liabilities offset by unfavorable changes in Accounts receivable, net, and Other current assets.

Investing Activities

Net cash used by investing activities decreased by $134 thousand to $1,909 thousand for the six months ended June 30, 2026 compared to $2,043 thousand for the six months ended June 30, 2025 due to a decrease in capital expenditures of $509 thousand offset by an increase related to the payment for business acquired of $375 thousand, as discussed in Note 3, Acquisition.

Financing Activities

Net cash used by financing activities increased by $805 thousand to an outflow of $1,564 thousand for the six months ended June 30, 2026 compared to an outflow of $759 thousand for the six months ended June 30, 2025. The increase in the cash outflow for the six months ended June 30, 2026 is primarily related to the $800 thousand payment of borrowings under the Term Loan, as described in Note 12, Related Party Transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, the Company’s cash and cash equivalents amounted to $52,869 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, the Company completed the acquisition of Dust Motorcycles, Inc. In connection with the acquisition, the Company implemented additional controls and procedures related to the valuation and accounting for acquired intangible assets and contingent considerations, including enhanced review procedures and involvement of valuation specialists. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, Commitments and Contingencies, to the Notes to consolidated financial statements, and such information is incorporated herein by reference in this Item 1 of Part II.

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

We may fail to realize the anticipated benefits of the Dust Acquisition and may assume unanticipated liabilities.

The success of the Dust Acquisition will depend on, among other things, our ability to integrate the transferred businesses in a manner that realizes the various benefits, growth opportunities and synergies that we have identified. Our ability to achieve the anticipated benefits of the Dust Acquisition is subject to a number of risks and uncertainties.

The Deferred consideration and Contingent consideration payable pursuant to the Dust Acquisition may dilute our stockholders.

Pursuant to the Dust Acquisition, we will issue additional shares of common stock for the Deferred consideration and may issue additional shares of common stock for the Contingent consideration. The issuance of shares of common stock will dilute the ownership of our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the three months ended June 30, 2026, other than those reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2026.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units, were as follows during the three months ended June 30, 2026, other than those reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2026.

2026 Fiscal Date of Vest	Total Number of Shares Repurchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	45,440	$1.19	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

On August 4, 2026, the Human Resources Committee of the Board of Directors (the “Board”) of LiveWire Group, Inc. (the “Company”), upon review of market practices in consultation with its independent compensation consultant and upon recommendation for approval by the Conflicts Committee of the Company’s Board, approved revisions to its Executive Severance Plan and restricted stock units for executive officers, to ensure that the plan and agreements continue to achieve their objectives of attracting, retaining and incentivizing the Company’s executive officers. The Executive Severance Plan was revised to (i) increase the severance benefits in the event of an involuntary termination without cause unrelated to a change in control to 18 months of base salary (up from 12 months) for the Chief Executive Officer and 12 months of base salary (up from 6 months) for other executive officers and (ii) provide enhanced severance, equal to 24 months of base salary plus two times target annual cash incentive for the Chief Executive Officer and 18 months of base salary plus one and one-half times target annual cash incentive for the other executive officers, in the event of an involuntary termination without cause or termination for good reason occurring 90 days before to two years after a change in control. The revisions also provide that the acquisition of 100% of the stock of the Company by H-D would not constitute a change in control for purposes of this provision, other than with respect to the Company’s current Chief Executive Officer.

The restricted stock units held by the Company’s executive officers were also amended to provide for acceleration of unvested units in the event of an involuntary termination without cause or termination for good reason occurring two years after a change in control, with the same changes to the change in control definition described above for the Executive Severance Plan. The changes reflected in this amendment will also be included in the restricted stock unit agreements granted to executive officers going forward.

Item 6. Exhibits

LiveWire Group, Inc. Exhibit Index to Form 10-Q
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit Number	Filed/Furnished herewith
2.1†	Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC	8-K	001-39584	12/15/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.1
3.2	Amended and Restated Bylaws of LiveWire Group, Inc.	8-K	001-41511	9/30/2022	3.2
4.1	Warrant Agreement, dated as of October 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	001-39584	10/7/2020	4.4
4.2	Specimen Warrant Certificate	S-1	333-248785	9/14/2020	4.3
10.1	Asset Purchase Agreement, dated May 18, 2026, by and among LiveWire EV, LLC, LiveWire Group, Inc., Dust Motorcycles, Inc., and the other parties named therein	8-K	001-41511	5/22/2026	10.1
10.2#	Amended and Restated Contract Manufacturing Agreement, dated May 19, 2026, by and between Kwang Yang Motor Co., Ltd. and LiveWire EV, LLC	8-K	001-41511	5/22/2026	10.2
10.3	LiveWire Group, Inc. Executive Severance Plan, as amended and restated effective August 1, 2026					*
10.4	Form of Omnibus Amendment to Restricted Stock Unit Agreements for Executive Officers (July 2026)					*
10.5	Form of Restricted Stock Unit Agreement for Executive Officers (grants after July 2026)					*
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a)					*
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. §1350					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101					*
* Filed herewith.
** Furnished herewith.
† The annexes, schedules and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
#Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveWire Group, Inc.

Date:	August 5, 2026	/s/ Karim Donnez
Karim Donnez
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	/s/ Jennifer Hoover
Jennifer Hoover
Head Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)