Form 10-Q
period 2026-09-30
LiveWire Group, Inc.
filed 2026-11-04
CIK 1898795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at November 2, 2026: 205,413,649

LiveWire Group, Inc.
Form 10-Q
For The Quarter Ended September 30, 2026

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the Company’s history of losses and expectation to incur significant expenses and continuing losses for the foreseeable future; risks related to Harley-Davidson, Inc. (“H-D”) making decisions for its overall benefit that could negatively impact the Company’s overall business; risks related to the Company’s relationship with H-D and its impact on the Company’s other business relationships; the Company’s ability to obtain funding or raise additional capital for its operations on acceptable terms or at all; the Company’s ability to access capital markets and manage costs; the Company’s future capital requirements and sources and uses of cash; the Company’s limited operating history, the Company’s business, expansion plans and opportunities, including its expansion into the off-road electric motorcycle market, its ability to successfully integrate the Dust Motorcycles acquisition, and its ability to develop, commercialize and grow Dust-branded and related off-road electric motorcycle products and product lines, as well as the Company’s ability to scale its operations and manage its future growth effectively; the Company’s history of net losses and negative cash flows raise substantial doubt about its ability to continue as a going concern; the Company’s ability to satisfy certain New York Stock Exchange (“NYSE”) listing requirements; potential delays in the design, manufacture, financing, regulatory approval, launch and delivery of our electric vehicles; the Company’s financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans, including our ability to effectively execute the Company’s relocation and streamlined headcount plan within expected costs and time and our ability to realize the expected savings on an ongoing annual basis; our ability to manage and predict the impact of global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to China and Taiwan, may have on the Company's ability to sell products domestically and internationally, and the cost of raw materials and components, including tariffs recently imposed or that may be imposed by the U.S. on foreign goods or other tariffs recently imposed or that may be imposed by foreign countries on U.S. goods; retail partners being unwilling to participate in our go-to-market business model or their inability to establish or maintain relationships with customers for our electric vehicles; our ability to attract and retain a large number of customers; challenges we face as a pioneer into the highly competitive and rapidly evolving electric vehicle industry; our operational and financial risks if we fail to effectively and appropriately separate the LiveWire business from the H-D business; the Company’s ability to leverage contract manufacturers, including H-D and Kwang Yang Motor Co., Ltd., a Taiwanese company (“KYMCO”), to contract manufacture our electric vehicles; building out our supply chain, including our dependency on our existing suppliers and our ability to source suppliers, in each case many of which are single-sourced or limited-source suppliers, for our critical components such as batteries and semiconductor chips; geopolitical events and related actions that may occur between mainland China and Taiwan; increased geopolitical volatility and conflicts, such as in the Middle East, our ability to rely on third party and public charging networks; our ability to attract and retain key personnel; our business, expansion plans and opportunities, including our ability to scale our operations and manage our future growth effectively; the effects on our future business of competition, the pace and depth of electric vehicle adoption generally and our ability to achieve planned competitive advantages with respect to our electric vehicles and products, including with respect to reliability, safety and efficiency; our business and H-D’s business overlapping and being perceived as competitors; the Company’s inability to maintain a strong relationship with H-D or to resolve favorably any disputes that may arise between the Company and H-D; the Company’s dependency on H-D for a number of services, including services relating to quality and safety testing, and if those service arrangements terminate, it may require significant investment for the Company to build its own safety and testing facilities, or the Company may be required to obtain such services from another third-party at increased costs; risks related to any decision by the Company to electrify H-D products, or the products of any other company; the Company’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; potential harm caused by misappropriation of the Company’s data and compromises in cybersecurity; changes in laws, regulatory requirements, governmental incentives and fuel and energy prices; the impact of health epidemics on the Company’s business, the other risks it faces and the actions it may take in response thereto; litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity; the possibility that we may be adversely affected by other economic, business or competitive factors and/or publicity; and the other important factors discussed in Part II, “Item 1A. Risk Factors” in this Quarterly Report, as well as in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements are made as of the date of the filing of this report and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Financial Statements

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue, net	$7,863	$5,701	$22,093	$14,317
Costs and expenses:
Cost of goods sold (including related party amounts of $2,167 and $9,259 for the three and nine months ended September 30, 2026, respectively, and $4,041 and $5,684 for the three and nine months ended September 30, 2025, respectively; see Note 12)	8,238	8,602	23,051	18,837
Selling, administrative and engineering expense (including related party amounts of $1,131 and $3,438 for the three and nine months ended September 30, 2026, respectively, and $1,260 and $3,995 for the three and nine months ended September 30, 2025, respectively; see Note 12)	17,132	15,911	52,235	53,222
Total operating costs and expenses	25,370	24,513	75,286	72,059
Operating loss	(17,507)	(18,812)	(53,193)	(57,742)
Other income (expense), net	(157)	—	(157)	—
Interest expense, related party	(1,514)	—	(4,385)	—
Interest income (expense), net	297	165	1,320	1,002
Change in fair value of warrant liabilities	(501)	(656)	793	(656)
Loss before income taxes	(19,382)	(19,303)	(55,622)	(57,396)
Income tax provision (benefit)	(761)	92	(660)	96
Net loss	(18,621)	(19,395)	(54,962)	(57,492)
Other comprehensive loss:
Foreign currency translation adjustments	(9)	(1)	(22)	(20)
Comprehensive loss	$(18,630)	$(19,396)	$(54,984)	$(57,512)

Net loss per share, basic and diluted (Note 6)	$(0.09)	$(0.10)	$(0.27)	$(0.28)
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$39,919	$82,777
Accounts receivable, net	3,662	3,383
Accounts receivable from related party	73	585
Inventories, net	15,675	15,255
Other current assets	3,371	2,887
Total current assets	62,700	104,887
Property, plant and equipment, net	23,824	27,556
Goodwill	9,490	8,327
Deferred tax assets	4	6
Lease assets	970	823
Intangible assets, net	3,804	804
Other long-term assets	3,042	4,008
Total assets	$103,834	$146,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,101	$2,299
Accounts payable to related party	339	6,716
Accrued liabilities	10,458	12,362
Current portion of lease liabilities	262	496
Current warrant liabilities	1,108	—
Current portion of term loan - related party, net	—	800
Total current liabilities	20,268	22,673
Long-term portion of lease liabilities	542	246
Deferred tax liabilities	250	149
Long-term portion of term loan - related party, net	76,820	74,183
Long-term warrant liabilities	—	1,901
Other long-term liabilities	3,389	1,231
Other long-term liabilities - related party	8,088	—
Total liabilities	109,357	100,383
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred Stock, $0.0001 par value; 0 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 800,000 shares authorized; 206,421 shares issued and 205,414 shares outstanding as of September 30, 2026 and 204,925 shares issued and 204,309 shares outstanding as of December 31, 2025	21	20
Treasury Stock, at cost: September 30, 2026 - 1,007 shares and December 31, 2025 - 616 shares	(5,299)	(4,437)
Additional paid-in-capital	355,783	351,489
Accumulated deficit	(355,989)	(301,027)
Accumulated other comprehensive loss	(39)	(17)
Total shareholders' equity	(5,523)	46,028
Total liabilities and shareholders' equity	$103,834	$146,411
The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Nine months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(54,962)	$(57,492)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,560	8,027
Change in fair value of warrant liabilities	(793)	656
Stock compensation expense	3,697	3,694
Provision for expected credit losses	99	(3)
Deferred income taxes	(768)	—
Inventory write-down	2,994	2,163
Interest expense, related party	4,385	—
Other, net	(204)	(379)
Changes in current assets and liabilities:
Accounts receivable, net	(424)	546
Accounts receivable from related party	512	397
Inventories	(3,370)	2,068
Other current assets	103	(52)
Accounts payable and accrued liabilities	3,128	(2,996)
Accounts payable to related party	(297)	(2,277)
Net cash used by operating activities	(38,340)	(45,648)
Cash flows from investing activities:
Payment for business acquired	(375)	—
Capital expenditures	(2,530)	(2,778)
Net cash used by investing activities	(2,905)	(2,778)
Cash flows from financing activities:
Gross proceeds from the sale of common stock pursuant to the at-the-market public offering (Note 1)	100	1,305
Payment of offering costs from the at-the-market public offering (Note 1)	(3)	(267)
Payment of borrowings under term loan - related party (Note 12)	(800)	—
Repurchase of common stock	(862)	(759)
Net cash (used) provided by financing activities	(1,565)	279
Effect of exchange rate changes on cash and cash equivalents	(48)	34
Net decrease in cash and cash equivalents	$(42,858)	$(48,113)

Cash and cash equivalents:
Cash and cash equivalents—beginning of period	$82,777	$64,437
Net decrease in cash and cash equivalents	(42,858)	(48,113)
Cash and cash equivalents—end of period	$39,919	$16,324

The accompanying notes are integral to the consolidated financial statements.

LIVEWIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2025	204,925	$20	$351,489	$(301,027)	$(17)	$(4,437)	$46,028
Net loss	—	—	—	(18,128)	—	—	(18,128)
Share-based compensation	798	—	1,222	—	—	—	1,222
Repurchase of common stock	—	1	—	—	—	(807)	(806)
Balance, March 31, 2026	205,723	21	352,711	(319,155)	(17)	(5,244)	28,316
Net loss	—	—	—	(18,213)	—	—	(18,213)
Other comprehensive loss, net of tax	—	—	—	—	(13)	—	(13)
Share-based compensation	347	—	1,288	—	—	—	1,288
Issuance of common stock in at-the-market public offering, net of issuance cost of $3 thousand	70	—	97	—	—	—	97
Shares issued for acquisition	280	—	500	—	—	—	500
Repurchase of common stock	—	—	—	—	—	(54)	(54)
Balance, June 30, 2026	206,420	21	354,596	(337,368)	(30)	(5,298)	11,921
Net loss	—	—	—	(18,621)	—	—	(18,621)
Other comprehensive loss, net of tax	—	—	—	—	(9)	—	(9)
Share-based compensation	1	—	1,187	—	—	—	1,187
Repurchase of common stock	—	—	—	—	—	(1)	(1)
Balance, September 30, 2026	206,421	$21	$355,783	$(355,989)	$(39)	$(5,299)	$(5,523)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total
	Issued shares	Balance
Balance, December 31, 2024	203,787	$20	$344,409	$(225,913)	$12	$(3,413)	$115,115
Net loss	—	—	—	(19,271)	—	—	(19,271)
Other comprehensive loss, net of tax	—	—	—	—	(15)	—	(15)
Share-based compensation	246	—	1,615	—	—	—	1,615
Repurchase of common stock	—	—	—	—	—	(250)	(250)
Balance, March 31, 2025	204,033	20	346,024	(245,184)	(3)	(3,663)	97,194
Net loss	—	—	—	(18,826)	—	—	(18,826)
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	(4)
Share-based compensation	257	—	1,829	—	—	—	1,829
Repurchase of common stock	—	—	—	—	—	(509)	(509)
Balance, June 30, 2025	204,290	20	347,853	(264,010)	(7)	(4,172)	79,684
Net loss	—	—	—	(19,395)	—	—	(19,395)
Other comprehensive loss, net of tax	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	250	—	—	—	250
Issuance of common stock in at-the-market public offering, net of issuance cost of $42 thousand	251	—	1,263	—	—	—	1,263
Repurchase of common stock	—	—	—	—	—	—	—
Balance, September 30, 2025	204,541	$20	$349,366	$(283,405)	$(8)	$(4,172)	$61,801

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

On September 26, 2022, the Company consummated a previously announced business combination and related financing transactions (collectively the “Business Combination”) pursuant to a business combination agreement, dated as of December 12, 2021 (the “Business Combination Agreement”), by and among AEA-Bridges Impact Corp (“ABIC”), LiveWire Group, Inc. (formerly known as LW EV Holdings, Inc.), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Harley-Davidson, Inc., a Wisconsin corporation (“H-D”), and LiveWire EV, LLC (“Legacy LiveWire”), a wholly-owned subsidiary of H-D. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, ABIC was treated as the “acquired” company for financial reporting purposes. The net assets of ABIC were stated at historical cost, with no goodwill or other intangible assets recorded resulting from the Business Combination. The Business Combination resulted in net proceeds of approximately $293.7 million. The Company also assumed the Public Warrants and Private Warrants upon consummation of the Business Combination. See further detail in Note 8, Warrant Liabilities.

In connection with the Business Combination, H-D has the right to receive up to an additional 12,500,000 shares of the Company’s Common Stock in the future (the “Earn-Out Shares”) upon the occurrence of certain triggering events: (i) a one-time issuance of 6,250,000 Earn Out Shares if the volume-weighted average price (“VWAP”) of Common Stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period; and (ii) a one-time issuance of 6,250,000 Earn Out Shares if the VWAP of Common Stock is greater than or equal to $18.00 over any 20 trading days within any 30 consecutive trading-day period, in each case, during a period beginning 18 months from September 26, 2022, the closing date of the Business Combination, and expiring five years thereafter on September 22, 2027, if not exercised earlier.

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

There were zero and 70,256 shares of common stock sold under the ATM Program and zero and $3 thousand of commissions during the three and nine months ended September 30, 2026, respectively. There were 251,246 shares of common stock sold under the ATM Program and $33 thousand of commissions during the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, there were $381 thousand and $382 thousand, respectively, unamortized issuance costs related to the ATM Program recorded included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $119 thousand and $426 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026, respectively. At September 30, 2026 and December 31, 2025, $47.7 million and $47.8 million, respectively, in capacity remained available under the ATM Program.

Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of September 30, 2026, the consolidated statements of operations and comprehensive loss and shareholders’ equity for the three and nine month periods ended September 30, 2026 and 2025, and cash flows for the nine month periods ended September 30, 2026 and 2025.

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

As of September 30, 2026, the Company had a cash balance of $39.9 million. As discussed above, the Company initiated an ATM Program on August 22, 2025, which allows the Company to sell, from time to time and at its discretion, common stock having an aggregate offering price of up to $50.0 million. Through September 30, 2026, the Company raised net proceeds of $1.6 million under this program. Additional sales under this program are subject to market demand, outside of management’s control, and subject to approval by the H-D Board of Directors as we are a controlled company. As described in Note 12, Related Party Transactions, the Term Loan requires mandatory prepayment of the principal amount of the Term Loan from the first $10.0 million of net ATM proceeds (as defined in the Term Loan) from the funding of the Term Loan through the Term Loan Maturity Date. There was no mandatory prepayment required related to ATM net proceeds received from shares sold in the nine months ended September 30, 2026. The Company paid $800 thousand in the nine months ended September 30, 2026 for the mandatory prepayment related to the net ATM proceeds received from shares sold in the three months ended December 31, 2025.

Management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

For the nine months ended September 30, 2026, the Company incurred a net loss of $55.0 million and used $38.3 million of cash in operating activities. As of September 30, 2026, the Company had cash and cash equivalents of $39.9 million and an accumulated deficit of $356.0 million. The Company continues to experience operating losses and negative operating cash flows while funding product development, manufacturing, and commercial activities.

Management's forecast indicates that, absent additional sources of liquidity or significant improvements in operating performance, the Company's existing cash and cash equivalents may not be sufficient to fund its planned operations for the twelve-month period following the issuance date of these consolidated financial statements. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

The Company is pursuing several initiatives to improve liquidity and extend its cash runway, including reducing operating expenditures, optimizing working capital, and evaluating comprehensive financing and other strategic opportunities or investments, sales, and other strategic transactions or partnerships to raise additional capital through debt financing, equity offerings, or other financing arrangements intended to support the Company’s operations and execution of its business plan. Certain transactions may be subject to approval by the Company’s lienholders or stockholders. As these plans are not entirely within the Company's control, there can be no assurance that such plans will be effectively implemented or that additional financing will be available on acceptable terms, if at all. If the Company is unable to secure additional capital or other financing in the amounts needed, on terms acceptable to the Company, or at all, it could adversely affect its ability to satisfy obligations as they become due and execute its strategic business objectives.

Accordingly, management has concluded that substantial doubt about the Company's ability to continue as a going concern exists for the twelve-month period following the date these consolidated financial statements are issued. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability or classification of recorded asset amounts, or the amounts and classification of liabilities, that might result should the Company be unable to continue as a going concern.

Refer to Note 14, Subsequent Events for actions taken by the LiveWire board of directors in order to address the above issues and in consideration of the debt maturity in December 2027.

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
3. Acquisition

Asset Purchase Agreement with Dust Motorcycles, Inc.

On May 18, 2026 (“Acquisition Date”), LiveWire EV, LLC, a wholly owned subsidiary of the Company (“Purchaser”) and LiveWire Group, Inc. (“Purchaser Parent”) entered into and consummated the transactions contemplated by an Asset Purchase Agreement (“Purchase Agreement”) with Dust Motorcycles, Inc. (“Dust”) and the equity holders of Dust (“Selling Holders”). Pursuant to the Purchase Agreement, the Purchaser acquired substantially all of the assets and assumed certain specific liabilities of Dust related to the design, development, manufacture and distribution of electric dirt bikes and related powertrain technology (“Dust Acquisition”). The Company believes the Dust Acquisition will strengthen LiveWire’s strategy to grow beyond on‑road electric motorcycles and addresses the rapidly expanding electric off‑road market. The transaction was accounted for in accordance with ASC 805, Business Combinations, (“ASC 805”). The Company determined the operations of Dust will be included in the Electric Motorcycles segment. Acquisition-related costs of $49 thousand and $473 thousand were recorded within Selling, administrative and engineering costs on the consolidated statements of operations and comprehensive loss in the three and nine months ended September 30, 2026, respectively. There was no revenue recorded and a net loss of $1,056 thousand and $1,330 thousand recorded for Dust operations for the three and nine months ended September 30, 2026, respectively, on the consolidated statements of operations and comprehensive loss.

Consideration transferred

Total consideration transferred includes (i) $375 thousand in cash, (ii) $500 thousand in shares of the Company’s common stock issued in connection with the closing (“Equity consideration”), (iii) three annual installment payments of $875 thousand each payable in shares of the Company’s common stock on each of the first three anniversaries of the closing date (“Deferred consideration”), and (iv) contingent earn-out payments of up to $11.25 million in the aggregate payable in shares of the Company’s common stock, in each case subject to the terms of the Purchase Agreement (“Contingent consideration”). In each case, the number of shares of the Company’s common stock to be issued will be determined based on a volume-weighted average per share of the Company’s common stock over the 30 trading days immediately prior to the determination date (“VWAP”). The Equity consideration issued upon closing consisted of 280,264 shares at a $1.78 VWAP.

The following table summarizes the preliminary fair value of the total consideration transferred on the Acquisition Date (in thousands):

Cash	$375
Equity consideration	500
Deferred consideration	1,649
Contingent consideration	1,107
Total consideration transferred	$3,631

Deferred consideration

The Company is obligated to issue additional shares of common stock in three annual installment payments. The first installment payment includes a provision that reduces the payment by 44% if two employees of Dust, who became employees of the Company as a result of the Dust Acquisition, terminate employment or voluntarily resign within one year of the Acquisition Date. The Company determined that this provision represents a service condition under ASC 805, and, accordingly, 44% of the first installment payment payable in shares was accounted for as compensation and will be recognized as expense over the 12 months requisite service period, while the remaining portion is accounted for as consideration transferred at fair value in Accrued liabilities on the consolidated balance sheets as of the Acquisition Date. During the three and nine months ended September 30, 2026, the Company recognized $121 thousand and $144 thousand, respectively, in compensation expense related to the first installment payment on the consolidated statements of operations and comprehensive loss.

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

As the Deferred consideration represents an obligation to issue a variable number of shares based on a fixed monetary value, it is recorded as a liability pursuant to the guidance in ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”). The Company recorded a Deferred consideration liability of $1,649 thousand as of the Acquisition Date with $424 thousand recorded in Accrued liabilities for the first installment payment due on the first anniversary and the remaining $1,225 thousand in Other long-term liabilities on the consolidated balance sheet. The Deferred consideration was initially recorded at its acquisition-date fair value and will be subsequently accreted to its contractual settlement amount over the deferral period using the effective interest method, with the accretion recognized in interest expense. For the three and nine months ended September 30, 2026, the Company recorded $39 thousand and $90 thousand, respectively, of expense related to the accretion of the Deferred consideration within interest income (expense), net, on the consolidated statements of operations and comprehensive loss.

Contingent consideration

As part of the Dust Acquisition, the Company may be required to make contingent payments to the Selling Holders based on post-acquisition performance metrics, specifically 50% of the positive gross margin as defined in the Purchase Agreement generated over a three-year earn-out period. The aggregate Contingent consideration payments are capped at $11.25 million. The Contingent consideration is payable in shares of the Company’s common stock; however, the Purchase Agreement includes a stock issuance limitation that may require settlement in cash if shareholder approval is not obtained. As the Contingent consideration represents an obligation to issue a variable number of shares based on a fixed monetary value, it is recorded as a liability pursuant to the guidance in ASC 480. The Company recorded a Contingent consideration liability of $1,107 thousand as of the Acquisition Date in Other long-term liabilities in the consolidated balance sheets representing the estimated fair value of the obligation. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation, which factors in the risks associated with the underlying positive gross margin metric, the payment structure and cap on the payment of $11.25 million, the counterparty credit risk, and the time value of money associated with expected payments occurring over the three-year earn-out period. The Contingent consideration liability is remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement is based on significant unobservable inputs and therefore is classified within Level 3 of the fair value hierarchy. In each reporting period after the Dust Acquisition, the Company will reassess the value of the Contingent consideration liability and may recognize an increase or decrease in the fair value in its consolidated statements of operations and comprehensive loss after the measurement period. Changes in fair value may result from changes in actual results and projected forecasts. The inputs and assumptions may not be observable in the market, but reflect the assumptions the Company believes would be made by a market participant. There were no changes in the fair value of the Contingent consideration liability at the Acquisition Date through September 30, 2026 and the estimated payment of $1,107 thousand remained recorded as a Contingent consideration liability in Other long-term liabilities in the Company’s consolidated balance sheets as of September 30, 2026.

Purchase price allocation

The Company recorded adjustments to the acquired assets and liabilities to reflect their estimated fair values as of the Acquisition Date. In addition, the Company recognized identifiable intangible assets and Deferred consideration and Contingent consideration liabilities as part of the purchase price in accordance with ASC 805.

During the three months ended September 30, 2026, the Company recorded a measurement period adjustment to the preliminary purchase price allocation recorded at the Acquisition Date. During the measurement period, the Company obtained additional information regarding the tax basis of certain acquired assets and liabilities that existed as of the Acquisition Date. Based on this additional information, the Company recognized deferred tax liabilities of $871 thousand associated with acquisition-date book and tax basis differences. The corresponding adjustment increased goodwill by $871 thousand. This adjustment represents refinement of the preliminary purchase price allocation and was recorded in accordance with the measurement period guidance in ASC 805.

The following table summarizes our preliminary purchase price allocation, including resulting goodwill, recorded at the Acquisition Date (in thousands):

	As Previously Reported	Measurement Period Adjustment	As Adjusted
Assets acquired:
Inventory	$56	$—	$56
Property, plant and equipment	291	—	291
Identifiable intangible assets
Trade name	500	—	500
Developed technologies	2,900	—	2,900
Goodwill	292	871	1,163
Other assets	2	—	2
Lease assets	28	—	28
Total identifiable assets	$4,069	$871	$4,940

Liabilities assumed:
Accounts payable	$(410)	$—	$(410)
Lease liabilities	(28)	—	(28)
Deferred tax liability	—	(871)	(871)
Total liabilities assumed	$(438)	$(871)	$(1,309)

Net assets acquired	$3,631	$—	$3,631

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

Disaggregated revenue, net by major source was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Electric Motorcycles
Electric motorcycles	$2,000	$578	$5,933	$1,347
Parts, accessories and apparel	699	392	1,819	884
	$2,699	$970	$7,752	$2,231
STACYC
Electric balance bikes and electric bikes	$4,114	$3,855	$10,945	$9,153
Parts, accessories and apparel	1,050	876	3,396	2,933
	$5,164	$4,731	$14,341	$12,086
Total Revenue, net	$7,863	$5,701	$22,093	$14,317

Revenue from the sale of LiveWire One and, beginning in August 2026, revenue from the sale of S4 HonchoTM electric motorcycles, electric balance bikes, electric bikes, as well as parts and accessories and apparel are recorded when control is transferred to the customer, generally at the time of shipment to independent dealers and distributors or at the time of delivery to retail customers. In March 2025, STACYC launched an adult pedal assist electric bike (“electric bike”) that can operate with or without a battery. Currently, the electric bike is only sold with batteries and revenue related to both performance obligations is recognized when control is transferred to the customer, as discussed above. S2 electric motorcycles, being motorcycles produced from LiveWire’s S2 platform using the Arrow Architecture model, contain two performance obligations, which are the sale of the electric motorcycle and a stand ready obligation to transfer Firmware Over The Air (“FOTA”) software updates to the electric motorcycle, when-and-if available, to the customer. Revenue on the sale of the S2 electric motorcycles is recorded at a point-in-time when control is transferred to the customer. As the unspecified FOTA software updates to S2 electric motorcycles are provided when-and-if they become available, revenue related to these updates is recognized ratably over the period the updates will be provided, estimated by management to be five years, commencing when control of the electric motorcycle is transferred to the customer. The standalone selling prices of performance obligations are estimated by considering costs to develop and deliver the good or service, third-party pricing of similar goods or services and other information that may be available. The Company allocates the transaction price among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations.

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

In July 2025, the Company announced a new retail partner incentive program effective through December 31, 2025. In August 2025, the Company announced the “Twist & Go Promotion” offering temporary incentives from August 29, 2025 to October 31, 2025 on S2 electric motorcycles. As a result of these incentives in 2025, for the three and nine months ended September 30, 2025, the Company recorded $982 thousand and $897 thousand, respectively, for variable consideration related to previously recognized sales. In late October 2025, the Company approved and subsequently announced the extension of the Twist & Go Promotion through December 15, 2025. Adjustments for variable consideration for the three and nine months ended September 30, 2026 were not material.

The Company offers the right to return eligible parts and accessories and apparel, electric balance bikes, electric bikes and, in limited circumstances, on electric motorcycles. The Company estimates returns based on an analysis of historical trends and probability of returns and records revenue on the initial sale only in the amount that it expects to be entitled. The remaining consideration is deferred in a refund liability account. The refund liability is remeasured for changes in the estimate at each reporting date with a corresponding adjustment to revenue. The Company records a refund asset at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value as a reduction to Cost of goods sold. This amount is monitored and adjusted for impairment, as necessary. The refund assets of $219 thousand and $298 thousand were included in Other current assets as of September 30, 2026 and December 31, 2025, respectively, and $247 thousand and $326 thousand of the refund liabilities were included in Accrued liabilities as of September 30, 2026 and December 31, 2025, respectively, in the Company’s consolidated balance sheets.

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

Contract Liabilities

The Company maintains certain contract liability balances related to payments received at contract inception in advance of the Company’s performance under the contract that generally relates to customer deposits for electric balance bikes, electric bikes and electric motorcycles and consideration received upon transfer of control of the S2 motorcycles for FOTA software updates. Contract liabilities are recognized as revenue once the Company performs under the contract. The current portion of contract liabilities of $376 thousand and $662 thousand were included in Accrued liabilities and the long-term portion of contract liabilities of $373 thousand and $410 thousand were included in Other long-term liabilities in the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The Company expects to recognize $373 thousand included in Other long-term liabilities in the Company’s consolidated balance sheet at September 30, 2026 over the next five years.

Previously deferred revenue recognized as revenue in the three months ended September 30, 2026 and 2025 was $52 thousand and $31 thousand, respectively, and $327 thousand and $92 thousand in the nine months ended September 30, 2026 and 2025, respectively.

5. Income Taxes

The Company’s effective income tax rate was 1.2% and (0.2)% for the nine months ended September 30, 2026 and 2025, respectively.

During the third quarter 2026, the Company recorded an income tax benefit of $795 thousand related to the release of a portion of its U.S. valuation allowance. The release was attributable to deferred tax liabilities recognized in connection with the Dust Acquisition, which provided a source of future taxable income supporting the realization of certain deferred tax assets.

During the nine months ended September 30, 2026, the Company made income tax payments of $212 thousand, including estimated tax prepayments in certain foreign jurisdictions. During the nine months ended September 30, 2025, the income tax payments made by the Company were immaterial.

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

Computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(18,621)	$(19,395)	$(54,962)	$(57,492)

Basic weighted-average shares outstanding	205,413	203,771	204,985	203,614
Effect of dilutive securities – warrants	—	—	—	—
Effect of dilutive securities – employee stock compensation awards	—	—	—	—
Diluted weighted-average shares outstanding	205,413	203,771	204,985	203,614
Earnings per share (1):
Basic	$(0.09)	$(0.10)	$(0.27)	$(0.28)
Diluted	$(0.09)	$(0.10)	$(0.27)	$(0.28)
(1) Earnings per share amounts are calculated discretely and, therefore, may not add up to the total due to rounding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, to the extent dilutive, including unvested restricted stock units (“RSUs”) and Warrants (as defined in Note 8, Warrant Liabilities). Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. For the three and nine months ended September 30, 2026, 3,490 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The Company also excluded 283,148 shares potentially issuable pursuant to the Deferred consideration arrangements associated with the Dust Acquisition and deemed to represent compensation cost as described in Note 3 Acquisition, because inclusion would have been anti-dilutive for the periods presented. For the three and nine months ended September 30, 2025, 2,958 thousand employee stock compensation plan awards were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, 30,365 thousand warrants were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Additionally, the Company has not included the impact of the Earn-Out Shares, discussed in Note 1, Description of Business and Basis of Presentation, as the triggering events have not occurred, or the impact of the Contingent consideration payable in shares of the Company’s common stock, as discussed in Note 3, Acquisition, as no amount was earned as of September 30, 2026, in the calculation of EPS.

7. Additional Balance Sheet Information

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for electric motorcycles and related products and average costing method for electric balance bikes and electric bikes. Inventories, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and work in process	$1,256	$49
Electric motorcycles, electric balance bikes and electric bikes	12,719	14,167
Parts and accessories and apparel	1,700	1,039
Inventories, net	$15,675	$15,255

Accrued liabilities primarily includes accrued payroll and employee benefits of $2,720 thousand, the current portion of accrued warranty and recalls of $1,596 thousand (as discussed in Note 10, Product Warranty and Recall Campaigns), and accrued engineering costs of $1,550 thousand as of September 30, 2026. Accrued liabilities primarily includes accrued payroll and employee benefits of $4,553 thousand, accrued warranty and recalls of $1,449 thousand, and accrued engineering costs of $1,356 thousand as of December 31, 2025.

8. Warrant Liabilities

Upon consummation of the Business Combination, the Company assumed 30,499,990 Warrants to purchase the Company’s Common Stock, comprised of 19,999,990 public warrants, originally issued by ABIC as part of ABIC’s IPO of units (the “Public Warrants”) and 10,500,000 of outstanding warrants originally issued in a private placement in connection with the IPO of ABIC (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Warrants expire five years from the completion of the Business Combination, which is September 22, 2027, or earlier upon redemption or liquidation. There were 19,865,207 Public Warrants outstanding as of September 30, 2026 and December 31, 2025 and 10,500,000 Private Warrants outstanding as of September 30, 2026 and December 31, 2025.

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

During the three and nine months ended September 30, 2026 and 2025, there were no redemptions or exercises of the Public or Private Warrants.

During the three and nine months ended September 30, 2026, the Company recognized expense of $501 thousand and income of $793 thousand, respectively, as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company recognized expense of $656 thousand as a change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The Company determined the Public Warrants and Private Placement Warrants do not meet the criteria to be classified in stockholders’ equity and the fair value of the warrants should be classified as a liability. The warrant liabilities were $1,108 thousand and presented as a current liability on the consolidated balance sheet as of September 30, 2026 as the expiration date of the outstanding warrants was less than one year as of such date. The warrant liabilities were $1,901 thousand and disclosed as a non-current liability on the consolidated balance sheet as of December 31, 2025.
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

The Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, were as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,000	$—	$—	$26,000
Liabilities:
Contingent consideration	—	—	1,107	1,107
Public Warrants	725	—	—	725
Private Placement Warrants	—	383	—	383
Share-based awards settled in cash	14	—	—	14
	$739	$383	$1,107	$2,229

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$72,000	$—	$—	$72,000
Liabilities:
Public Warrants	1,244	—	—	1,244
Private Placement Warrants	—	657	—	657
Share-based awards settled in cash	46	—	—	46
	$1,290	$657	$—	$1,947

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

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815 and are presented as a current liability as of September 30, 2026 and as a long-term liability as of December 31, 2025 in the accompanying consolidated balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.

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

Contingent consideration

As a result of the Dust Acquisition, as discussed in Note 3, Acquisition, the Company initially recorded the Contingent consideration liability at the acquisition-date fair value and the liability will be remeasured to fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of the contingent consideration was estimated using a Monte Carlo Simulation, which factors in the risks associated with the underlying positive gross margin metric, the payment structure and cap on the payment of $11.25 million, the counterparty credit risk, and the time value of money associated with expected payments occurring over the three-year earn-out period. The fair value measurement is based on significant unobservable inputs and therefore is classified within Level 3 of the fair value hierarchy. There were no changes in the fair value of the Contingent consideration liability at the Acquisition Date through September 30, 2026 and the estimated payment of $1,107 thousand remained recorded as a Contingent consideration liability in Other long-term liabilities in the Company’s consolidated balance sheets as of September 30, 2026.

Other Fair Value Measurements

The fair value of financial instruments classified as Cash and cash equivalents, Accounts receivable, net, and Accounts payable on the consolidated balance sheets approximate carrying value due to the short-term nature and the relative liquidity of the instruments.

As of September 30, 2026 and December 31, 2025, the carrying value of the Term Loan, including accrued interest, was $76.8 million and $75.0 million, respectively. The estimated fair value of the Term Loan, including accrued interest, was $71.8 million as of September 30, 2026. The carrying value of the Term Loan, including accrued interest, approximated the estimated fair value as of December 31, 2025. The estimated fair market values of the Term Loan were determined using observable inputs, including forward-looking term rate based on SOFR, as well as market-based credit spreads. The estimated fair values of the Term Loan are classified within Level 2 of the fair value hierarchy. See Note 12, Related Party Transactions, for further discussion.

10. Product Warranty and Recall Campaigns

The Company provides a limited warranty on new LiveWire One and S2 electric motorcycles for a period of two years, except for the battery, which is covered for five years. The S4 HonchoTM platform was launched in August 2026, which included two new 125-cc electric motorcycle models: the S4 HonchoTM Street and the S4 HonchoTM Trail. The Company provides a limited two-year warranty on new S4 HonchoTM Street electric motorcycles and a limited one-year warranty on new S4 HonchoTM Trail electric motorcycles. The Company also provides limited warranties on parts and accessories, electric balance bikes and electric bikes. The warranty coverage for the retail customer generally begins when the product is sold to the retail customer. The Company accrues future warranty claims at the time of sale by the Company using an estimated cost based primarily on historical Company claim information. In the case of both warranty and recall costs, as actual experience becomes available it is used to update the accruals.

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

Changes in the Company’s warranty and recall liability were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance, beginning of period	$2,270	$666	$2,016	$881
Warranties issued during the period	375	408	1,216	681
Settlements made during the period	(436)	(321)	(1,409)	(1,038)
Recalls and changes to pre-existing warranty liabilities	17	428	403	657
Balance, end of period	$2,226	$1,181	$2,226	$1,181

The liability for recall campaigns included in the above table was $22 thousand and $29 thousand as of September 30, 2026 and December 31, 2025, respectively.

11. Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter. Refer to Note 10, Product Warranty and Recall Campaigns, for a discussion of warranty and recall liabilities. The Company had no product liability claims as of September 30, 2026 and December 31, 2025.

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
Related Party Sales and Purchases in the Ordinary Course of Business
Transactions Associated with Service Agreements with H-D
Cost of goods sold - For the three and nine months ended September 30, 2026, there were $2,167 thousand and $9,259 thousand, respectively, and for the three and nine months ended September 30, 2025, there were $4,041 thousand and $5,684 thousand, respectively, of Cost of goods sold with H-D on the consolidated statements of operations and comprehensive loss. Of the Cost of goods sold with H-D, for the three and nine months ended September 30, 2026, $2,167 thousand and $9,252 thousand, respectively, and for the three and nine months ended September 30, 2025, $4,164 thousand and $5,786 thousand, respectively, were related to purchases, primarily motorcycles, under the terms of the Contract Manufacturing Agreement. These purchases of electric motorcycles from H-D are sold to the Company’s customers resulting in Cost of goods sold.
Selling, administrative and engineering - During the three and nine months ended September 30, 2026, there were $1,131 thousand and $3,438 thousand, respectively, and for the three and nine months ended September 30, 2025, there were $1,260 thousand and $3,995 thousand, respectively, in expenses associated with services rendered in conjunction with the various service agreements with H-D, which are presented within Selling, administrative and engineering on the consolidated statements of operations and comprehensive loss.
Accounts payable to related party - As of September 30, 2026 and December 31, 2025, there was $339 thousand and $6,716 thousand, respectively, due to H-D and presented as Accounts payable to related party on the consolidated balance sheets. Of the amount outstanding to H-D, as of September 30, 2026 and December 31, 2025, $203 thousand and $275 thousand, respectively, was associated with inventory purchased under the Contract Manufacturing Agreement and $136 thousand and $361 thousand, respectively, was associated with services under the various service agreements with H-D. Included in this balance as of December 31, 2025 is $6,080 thousand associated with the obligation to reimburse H-D for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement. This amount represents the Company’s best estimate of the liability as of December 31, 2025 and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement. The final amount negotiated becomes payable upon the issuance of a termination notice of a relevant product line by the Company.
Other long-term liabilities - related party - As of September 30, 2026 and December 31, 2025, there was $8,088 thousand and zero, respectively, in Other long-term liabilities - related party due to H-D on the consolidated balance sheets. Of the amount outstanding to H-D as of September 30, 2026, $6,080 thousand is associated with the obligation to reimburse H-D for excess inventory components held by H-D under the terms of the Contract Manufacturing Agreement and $2,008 thousand is additional accrued interest due to H-D as a result of the Amended and Restated Delayed Draw Term Loan Agreement, as discussed below. This obligation to reimburse H-D for excess inventory components represents the Company’s best estimate of the liability as of September 30, 2026 and is subject to adjustment based on final negotiations with H-D regarding amounts owed under the terms of the Contract Manufacturing Agreement. The final amount negotiated becomes payable upon the issuance of a termination notice of a relevant product line by the Company. This amount was included in Other long-term liabilities – related party on the consolidated balance sheet as of September 30, 2026 based on a change in the expected timing of payment due to H-D under the terms of the Contract Manufacturing Agreement.

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

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. The Company paid $800 thousand in the nine months ended September 30, 2026 for the mandatory prepayment related to net ATM proceeds received from shares sold in the three months ended December 31, 2025. As of September 30, 2026 and December 31, 2025, there was zero and $800 thousand, respectively, presented as Current portion of term loan - related party, net, and $76.8 million and $74.2 million, respectively, presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the three and nine months ended September 30, 2026, the Company recorded $1,514 thousand and $4,385 thousand in interest expense, respectively, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2026, the carrying value of the Term Loan increased by $2,633 thousand due primarily to accrued and compounded interest that was added to the Long-term portion of term loan - related party, net, on the consolidated balance sheets and will be payable on the Term Loan Maturity Date. Additional accrued interest due to H-D as of September 30, 2026 was $2,008 thousand and presented in Other long-term liabilities - related party on the consolidated balance sheets. Additional accrued interest due to H-D as of December 31, 2025 was $255 thousand and presented in Other long-term liabilities on the consolidated balance sheets. The effective interest rate was 7.71% and 7.64%, respectively, as of September 30, 2026 and December 31, 2025. The Company remained in compliance with all of the existing covenants as of September 30, 2026.

Other Transactions

Sales of electric motorcycles and related products to independent dealers in the U.S. and Canada are primarily financed through Harley Davidson Financial Services (“HDFS”), a wholly owned subsidiary of H-D; therefore, the Company’s accounts receivable related to these sales are recorded in Accounts receivable from related party on the consolidated balance sheets. Amounts financed through HDFS, not yet remitted to the Company by HDFS are generally settled within 30 days. As of September 30, 2026 and December 31, 2025, there is $72 thousand and $564 thousand, respectively, due from HDFS and other related receivables due from H-D, which is presented within Accounts receivable from related party on the consolidated balance sheets.

During the three and nine months ended September 30, 2026, the Company recorded zero and $12 thousand, respectively, in related party sales between the Company and H-D with zero and $8 thousand, respectively, in Cost of goods sold. During the three and nine months ended September 30, 2025, the Company recorded $5 thousand and $36 thousand, respectively, in related party sales between the Company and H-D with $3 thousand and $27 thousand, respectively, in Cost of goods sold. All sales were for the STACYC segment which sells electric balance bikes and electric bikes to H-D. As of September 30, 2026 and December 31, 2025, there was $1 thousand and $21 thousand, respectively, due from H-D, which is presented as Accounts receivable from related party on the consolidated balance sheet.

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

In the third quarter of 2026, the Company entered into a sublease agreement with H-D related to space at its third-party logistics provider. As a result, the Company recorded an ROU asset and ROU liability of $478 thousand in the third quarter of 2026. The sublease agreement expires on December 31, 2030, unless terminated earlier in accordance with the terms of the underlying lease arrangement.
As of September 30, 2026, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $830 thousand, $114 thousand, and $542 thousand, respectively. As of December 31, 2025, the right of use assets included within Lease assets, short-term lease liabilities included within Current portion of lease liabilities, and long-term lease liabilities included within Long-term portion of lease liabilities in the consolidated balance sheets were $437 thousand, $206 thousand, and $131 thousand, respectively. In addition, the Company incurred $102 thousand and $212 thousand in rent expense during the three and nine months ended September 30, 2026, respectively, and the Company recorded $54 thousand and $207 thousand during the three and nine months ended September 30, 2025, respectively, which is included within Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss.

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

The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Electric Motorcycles
Electric motorcycles, parts and accessories and apparel revenue, net	$2,699	$970	$7,752	$2,231
Cost of goods sold	4,699	5,604	14,205	11,383
Selling, administrative and engineering expense:
People costs (1)	7,122	6,401	21,548	24,097
Other segment items (2)	7,832	7,364	23,694	22,506
Total selling, administrative and engineering expense	14,954	13,765	45,242	46,603
Operating loss	$(16,954)	$(18,399)	$(51,695)	$(55,755)
STACYC
Electric balance bikes and electric bikes, parts and accessories and apparel revenue, net	5,164	4,731	14,341	12,086
Cost of goods sold	3,539	2,998	8,846	7,454
Selling, administrative and engineering expense:
People costs (1)	749	919	2,371	2,755
Marketing (3)	453	340	1,609	1,305
Other segment items (4)	976	887	3,013	2,559
Total selling, administrative and engineering expense	2,178	2,146	6,993	6,619
Operating loss	$(553)	$(413)	$(1,498)	$(1,987)
Consolidated operating loss	(17,507)	(18,812)	(53,193)	(57,742)
Other income (expense), net	(157)	—	(157)	—
Interest expense, related party	(1,514)	—	(4,385)	—
Interest income (expense), net	297	165	1,320	1,002
Change in fair value of warrant liabilities	(501)	(656)	793	(656)
Loss before income taxes	$(19,382)	$(19,303)	$(55,622)	$(57,396)
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

Additional segment information is set forth below (in thousands):

	Electric Motorcycles	STACYC	Consolidated
September 30, 2026:
Assets	$81,660	$22,174	$103,834
Goodwill	$8,831	$659	$9,490

December 31, 2025:
Assets	$124,034	$22,377	$146,411
Goodwill	$7,668	$659	$8,327

Three months ended September 30, 2026
Depreciation and amortization	$2,588	$91	$2,679
Stock compensation expense	$1,124	$63	$1,187
Three months ended September 30, 2025
Depreciation and amortization	$2,282	$72	$2,354
Stock compensation expense	$125	$125	$250
Nine months ended September 30, 2026
Depreciation and amortization	$7,314	$246	$7,560
Stock compensation expense	$3,509	$188	$3,697
Capital expenditures	$2,320	$210	$2,530
Nine months ended September 30, 2025
Depreciation and amortization	$7,807	$220	$8,027
Stock compensation expense	$3,341	$353	$3,694
Capital expenditures	$2,778	$—	$2,778

Customer Information - For the three months ended September 30, 2026, sales to the KTM customer group represented 18% of consolidated Revenue, net, and were included in the STACYC segment. No single customer or customer group represented 10% or more of consolidated Revenue, net, for the nine months ended September 30, 2026 or the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, no single customer or customer group represented 10% or more of Accounts receivable, net.

Geographic Information – Included in the consolidated financial statements are the following amounts relating to geographic locations (in thousands):

	September 30, 2026	December 31, 2025
Long-lived assets(1):
United States	$23,824	$27,556
International	—	—
	$23,824	$27,556
(1)Long-lived assets include all long-term assets except those specifically excluded under ASC Topic 280, Segment Reporting, such as deferred income taxes.

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue, net (1):
United States	$4,795	$3,238	$14,370	$9,186
Austria	799	20	1,007	25
Other countries	2,269	2,443	6,716	5,106
Total	$7,863	$5,701	$22,093	$14,317
(1)Revenue is attributed to geographic regions based on location of customer.

14. Subsequent Events

On October 21, 2026, Karim Donnez resigned as Chief Executive Officer of the Company.

On October 22, 2026, the Board of Directors of the Company (the “Board”) appointed David Barse and Scott Nash to the Board, effective October 22, 2026.

On October 22, 2026, the Board formed a special restructuring committee of the Board (the “Special Restructuring Committee”) and delegated to it the authority to (i) review, evaluate and negotiate, and, if deemed advisable by the Special Restructuring Committee, to recommend to the Board the approval or rejection of any debt or equity or other financing, sale, restructuring, recapitalization, strategic transaction or other similar opportunity or transaction for the Company (each, a “Strategic Transaction”), (ii) determine whether a Strategic Transaction involves a matter in which any director may have an interest that conflicts with, or is different from or in addition to, the interests of the Company and its stockholders generally (a “Potential Conflict Matter”), and (iii) create the officer position of Chief Restructuring Officer of the Company, to appoint such person to, and delegate such power and authority to, such officer position, and to remove and replace any person appointed to such officer position. The Special Restructuring Committee has sole and exclusive authority, on behalf of the Company, to approve or reject any Potential Conflict Matter. The Board may not approve or recommend any Strategic Transaction that constitutes a Potential Conflict Matter without the prior favorable recommendation of the Special Restructuring Committee, and the Board retains the exclusive right to approve or reject any Strategic Transaction that does not constitute a Potential Conflict Matter. The members of the Special Restructuring Committee are William Cornog and David Barse.

On October 25, 2026, the Special Restructuring Committee appointed Roy Gallagher, age 50, to serve as the Company's Chief Restructuring Officer (the “CRO”), effective October 25, 2026. Mr. Gallagher will report to, and take direction from, the Special Restructuring Committee and be the principal executive officer of the Company.

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

On May 18, 2026, LiveWire acquired substantially all of the assets of Dust Motorcycles, Inc. (“Dust”), expanding the Company's presence into the electric off-road market. Through the acquisition, LiveWire obtained an electric dirt bike platform that is being advanced toward production and is expected to complement the Company's existing electric motorcycle portfolio. The acquisition aligns with the Company's strategy to expand its product offerings and address additional categories of the electric two-wheel market. The Company determined the operations of Dust will be included in the Electric Motorcycles segment. Acquisition-related costs of $49 thousand and $473 thousand were recorded within Selling, administrative and engineering costs on the consolidated statements of operations and comprehensive loss in the three and nine months ended September 30, 2026. There was no revenue recorded and a net loss of $1,056 thousand and $1,330 thousand recorded for Dust operations for the three and nine months ended September 30, 2026, respectively, on the consolidated statements of operations and comprehensive loss.

For the three months ended September 30, 2026, the Company’s net loss was $18,621 thousand compared to $19,395 thousand for the three months ended September 30, 2025, and was $54,962 thousand for the nine months ended September 30, 2026 compared to $57,492 thousand for the nine months ended September 30, 2025. The Company’s net losses reflect the early-stage nature of the Company’s business including investments in product development as the Company continues to focus on technological innovation that it expects will support future products and growth. The decrease in net loss of $774 thousand and $2,530 thousand for the three and nine months ended September 30, 2026, respectively, reflect the segment results and changes in other income (expense), net, interest expense, related party, interest income (expense), net, and the change in fair value of warrant liabilities discussed below.

For the three months ended September 30, 2026, the Electric Motorcycles segment operating loss was $16,954 thousand compared to an operating loss of $18,399 thousand for the three months ended September 30, 2025 and was an operating loss of $51,695 thousand for the nine months ended September 30, 2026 compared to an operating loss of $55,755 thousand for the nine months ended September 30, 2025. Refer to the Electric Motorcycles segment analysis below for further discussion on the decrease in operating loss of $1,445 thousand and $4,060 thousand for the three and nine months ended September 30, 2026, respectively.

For the three months ended September 30, 2026, the STACYC segment operating loss was $553 thousand compared to an operating loss of $413 thousand for the three months ended September 30, 2025 and was an operating loss of $1,498 thousand for the nine months ended September 30, 2026 compared to operating loss of $1,987 thousand for the nine months ended September 30, 2025. Refer to the STACYC segment analysis below for further discussion on the increase in operating loss of $140 thousand and the decrease in operating loss of $489 thousand for the three and nine months ended September 30, 2026, respectively.

In response to the market challenges facing the electric vehicle segment and the overall broader powersports industry, the Company is continuing to focus on strategic expansion of its product offerings. The Company commenced production in the second quarter 2026 of its two new 125-cc equivalent mini-motos, the S4 HonchoTM products, which are designed to expand access and affordability for riders globally. The first units of S4 HonchoTM Trail motorcycles arrived at authorized LiveWire retail locations in the United States in August 2026 and S4 HonchoTM Street motorcycles arrived in October 2026. Both models of S4 Honcho TM motorcycles are expected to arrive in Europe in the fourth quarter of 2026. As the Company evaluates its long-term strategy and product offerings, it will continue to focus on cost savings to reduce cash usage while focusing on developing and producing profitable products to align with evolving customer preferences and broader electric vehicle adoption trends that will allow the Company to continue to reduce operating losses and fund its operations through profitability.

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

Recent Developments

Special Restructuring Committee Formation and Chief Restructuring Officer Appointment

On October 21, 2026, Karim Donnez resigned as Chief Executive Officer of the Company.

On October 22, 2026, the Board of Directors of the Company (the “Board”) appointed David Barse and Scott Nash to the Board, effective October 22, 2026.

On October 22, 2026, the Board formed a special restructuring committee of the Board (the “Special Restructuring Committee”) and delegated to it the authority to (i) review, evaluate and negotiate, and, if deemed advisable by the Special Restructuring Committee, to recommend to the Board the approval or rejection of any debt or equity or other financing, sale, restructuring, recapitalization, strategic transaction or other similar opportunity or transaction for the Company (each, a “Strategic Transaction”), (ii) determine whether a Strategic Transaction involves a matter in which any director may have an interest that conflicts with, or is different from or in addition to, the interests of the Company and its stockholders generally (a “Potential Conflict Matter”), and (iii) create the officer position of Chief Restructuring Officer of the Company, to appoint such person to, and delegate such power and authority to, such officer position, and to remove and replace any person appointed to such officer position. The Special Restructuring Committee has sole and exclusive authority, on behalf of the Company, to approve or reject any Potential Conflict Matter. The Board may not approve or recommend any Strategic Transaction that constitutes a Potential Conflict Matter without the prior favorable recommendation of the Special Restructuring Committee, and the Board retains the exclusive right to approve or reject any Strategic Transaction that does not constitute a Potential Conflict Matter. The members of the Special Restructuring Committee are William Cornog and David Barse.

On October 25, 2026, the Special Restructuring Committee appointed Roy Gallagher, age 50, to serve as the Company's Chief Restructuring Officer (the “CRO”), effective October 25, 2026. Mr. Gallagher will report to, and take direction from, the Special Restructuring Committee and be the principal executive officer of the Company.

NYSE

On July 23, 2026, the Company received a written notification from the NYSE that as of July 22, 2026, it was not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, the company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. As of July 31, 2026, our closing share price was $1.81 and our average closing share price was greater than $1.00 over the 30-day trading period ending July 31, 2026. On August 3, 2026, we received a written notification from the NYSE that we have regained compliance with the minimum share price requirement under Section 802.01C of the NYSE Listed Company Manual as of July 31, 2026.

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

The following table details the key business metric amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Wholesale Motorcycle Unit Sales	209	180	536	259
Company Retail Motorcycle Unit Sales	32	4	63	13
Total LiveWire Motorcycle Unit Sales	241	184	599	272

Retail Motorcycle Unit Sales:
Company Retail Motorcycle Unit Sales (1)	32	4	63	13
Independent Retail Partners (2)	198	230	579	391
Total Retail Motorcycle Unit Sales	230	234	642	404

Electric Balance Bike and Electric Bike Unit Sales:
US	3,573	3,928	11,885	9,283
International	3,419	1,877	4,289	3,364
Total Electric Balance Bike and Electric Bike Unit Sales	6,992	5,805	16,174	12,647
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

The following table details the number of retail partners:

	As of	As of
	September 30, 2026	December 31, 2025
Electric Motorcycles
Company-Owned Dealership	1	1
Independent Retail Partners	111	96
Total Electric Motorcycles Retail Partners	112	97

STACYC
Independent Retail Partners:
U.S.	2,022	1,986
International	55	31
Total STACYC Independent Retail Partners	2,077	2,017
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

Results of Operations

The following table presents consolidated results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Operating loss from Electric Motorcycles	$(16,954)	$(18,399)	$1,445	7.9%
Operating loss from STACYC	(553)	(413)	(140)	(33.9)%
Operating loss	(17,507)	(18,812)	1,305	6.9%
Other income (expense), net	(157)	—	(157)	(100.0)%
Interest expense, related party	(1,514)	—	(1,514)	(100.0)%
Interest income (expense), net	297	165	132	80.0%
Change in fair value of warrant liabilities	(501)	(656)	155	23.6%
Loss before income taxes	(19,382)	(19,303)	(79)	(0.4)%
Income tax provision (benefit)	(761)	92	853	927.2%
Net loss	(18,621)	(19,395)	774	4.0%
Other comprehensive loss:
Foreign currency translation adjustments	(9)	(1)	(8)	(800.0)%
Comprehensive loss	$(18,630)	$(19,396)	$766	3.9%
Net loss per share, basic and diluted	$(0.09)	$(0.10)	$0.01	10.0%

Operating Loss

The Company reported an operating loss of $17,507 thousand for the three months ended September 30, 2026 compared to $18,812 thousand for the three months ended September 30, 2025. The Electric Motorcycles segment reported an operating loss of $16,954 thousand for the three months ended September 30, 2026 compared to an operating loss of $18,399 thousand for the three months ended September 30, 2025. The STACYC segment reported an operating loss of $553 thousand for the three months ended September 30, 2026 compared to an operating loss of $413 thousand for the three months ended September 30, 2025. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income (Expense), net

Other income (expense), net, for the three months ended September 30, 2026 was expense of $157 thousand compared to zero for the three months ended September 30, 2025 related to costs associated with seeking financing.

Interest Expense, Related Party

Interest expense, related party, for the three months ended September 30, 2026 was $1,514 thousand compared to zero for the three months ended September 30, 2025. The expense is related to the Company borrowing $75 million from H-D under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Interest Income (Expense), net

Interest income (expense), net, for the three months ended September 30, 2026 was income of $297 thousand compared to income of $165 thousand for the three months ended September 30, 2025. The investment in money market funds increased to $26 million as of September 30, 2026 from $5 million as of September 30, 2025 after the Company borrowed $75 million under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2026 was a loss of $501 thousand compared to a loss of $656 thousand for the three months ended September 30, 2025. The loss recognized for the three months ended September 30, 2026 and 2025 was due to the increase in the estimated fair value due to fluctuations in the market price of the warrants. See Note 8, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision (Benefit)

The income tax benefit for the three months ended September 30, 2026 was $761 thousand compared to a provision of $92 thousand for the three months ended September 30, 2025. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

During the third quarter 2026, the Company recorded an income tax benefit of $795 thousand related to the release of a portion of its U.S. valuation allowance. The release was attributable to deferred tax liabilities recognized in connection with the Dust Acquisition, which provided a source of future taxable income supporting the realization of certain deferred tax assets.

Segment Results

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Revenue:
Electric motorcycles	$2,000	$578	$1,422	246.0%
Parts, accessories and apparel	699	392	307	78.3%
Revenue, net	2,699	970	1,729	178.2%
Cost of goods sold	4,699	5,604	(905)	(16.1)%
Gross profit	(2,000)	(4,634)	2,634	56.8%
Operating expenses:
Selling, administrative and engineering expense	14,954	13,765	1,189	8.6%
Operating loss	$(16,954)	$(18,399)	$1,445	7.9%

Revenue

Revenue for the three months ended September 30, 2026 increased by $1,729 thousand, or 178.2%, to $2,699 thousand from $970 thousand for the three months ended September 30, 2025. The increase in Electric motorcycles revenue was primarily driven by reduced incentives of $2,086 thousand in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Electric motorcycle unit sales increased by 57 units, or 31.0%, from 184 in the three months ended September 30, 2025 to 241 units in the three months ended September 30, 2026, driven in part by the introduction of our lower-priced S4 HonchoTM model during the third quarter of 2026, which resulted in a shift in product mix and moderated the impact of higher unit sales on revenue. Parts, accessories and apparel revenue increased $307 thousand in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2026 decreased by $905 thousand, or 16.1%, to $4,699 thousand from $5,604 thousand for the three months ended September 30, 2025. The decrease was primarily due to the shift in product mix associated with the introduction of the S4 HonchoTM during the third quarter of 2026, which has a lower cost per unit than other motorcycle models, offset by higher unit sales in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2026 increased by $1,189 thousand, or 8.6%, to $14,954 thousand from $13,765 thousand for the three months ended September 30, 2025. The increase was primarily related to a noncash reduction in stock compensation expense of $1,312 thousand recorded in the three months ended September 30, 2025 resulting from forfeitures of awards related to employees who terminated and was offset by reduced personnel costs of $521 thousand from lower average headcount in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Additionally, there was increased product development spend of $337 thousand primarily related to the development of the Dust electric motorcycle platform in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$4,114	$3,855	$259	6.7%
Parts, accessories and apparel	1,050	876	174	19.9%
Revenue, net	5,164	4,731	433	9.2%
Cost of goods sold	3,539	2,998	541	18.0%
Gross profit	1,625	1,733	(108)	(6.2)%
Operating expenses:
Selling, administrative and engineering expense	2,178	2,146	32	1.5%
Operating loss	$(553)	$(413)	$(140)	(33.9)%

Revenue

Revenue for the three months ended September 30, 2026 increased by $433 thousand, or 9.2%, to $5,164 thousand from $4,731 thousand for the three months ended September 30, 2025. The increase in revenue of $433 thousand was primarily driven by higher shipment volumes to our third-party distributors in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2026 increased by $541 thousand, or 18.0%, to $3,539 thousand from $2,998 thousand for the three months ended September 30, 2025. The increase was primarily due to higher volumes in alignment with the increased revenue described above and higher freight costs in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the three months ended September 30, 2026 increased by $32 thousand, or 1.5%, to $2,178 thousand from $2,146 thousand for the three months ended September 30, 2025. Selling, administrative and engineering expense remained relatively flat, increasing by $32 thousand in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Results of Operations

The following table presents consolidated results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Operating loss from Electric Motorcycles	$(51,695)	$(55,755)	$4,060	7.3%
Operating loss from STACYC	(1,498)	(1,987)	489	24.6%
Operating loss	(53,193)	(57,742)	4,549	7.9%
Other income (expense), net	(157)	—	(157)	(100.0)%
Interest expense, related party	(4,385)	—	(4,385)	(100.0)%
Interest income (expense), net	1,320	1,002	318	31.7%
Change in fair value of warrant liabilities	793	(656)	1,449	220.9%
Loss before income taxes	(55,622)	(57,396)	1,774	3.1%
Income tax provision (benefit)	(660)	96	756	787.5%
Net loss	(54,962)	(57,492)	2,530	4.4%
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(20)	(2)	(10.0)%
Comprehensive loss	$(54,984)	$(57,512)	$2,528	4.4%
Net loss per share, basic and diluted	$(0.27)	$(0.28)	$0.01	3.6%

Operating Loss

The Company reported an operating loss of $53,193 thousand for the nine months ended September 30, 2026 compared to $57,742 thousand for the nine months ended September 30, 2025. The Electric Motorcycles segment reported an operating loss of $51,695 thousand for the nine months ended September 30, 2026 compared to $55,755 thousand for the nine months ended September 30, 2025. The STACYC segment reported operating loss of $1,498 thousand for the nine months ended September 30, 2026 compared to $1,987 thousand for the nine months ended September 30, 2025. Refer to the Electric Motorcycles and STACYC Segment discussions for a more detailed analysis of the factors affecting operating results.

Other Income (Expense), net

Other income (expense), net, for the nine months ended September 30, 2026 was $157 thousand compared to zero for the nine months ended September 30, 2025 related to costs associated with seeking financing.

Interest Expense, Related Party

Interest expense, related party, for the nine months ended September 30, 2026 was $4,385 thousand compared to zero for the nine months ended September 30, 2025. The expense is related to the Company borrowing $75 million from H-D under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Interest Income (Expense), net

Interest income (expense), net, for the nine months ended September 30, 2026 was income of $1,320 thousand compared to income of $1,002 thousand for the nine months ended September 30, 2025. The investment in money market funds increased to $26 million as of September 30, 2026 from $5 million as of September 30, 2025 after the Company borrowed $75 million under the Term Loan on December 15, 2025. See Note 12, Related Party Transactions, in the consolidated financial statements for further discussion.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2026 was income of $793 thousand compared to a loss of $656 thousand for the nine months ended September 30, 2025. The income recognized for the nine months ended September 30, 2026 was due to the decrease in the estimated fair value due to fluctuations in the market price of the warrants. The loss recognized for the nine months ended September 30, 2025 was due to the increase in the estimated fair value due to fluctuations in the market price of the warrants. See Note 8, Warrant Liabilities, in the consolidated financial statements for further discussion.

Income Tax Provision (Benefit)

The income tax provision for the nine months ended September 30, 2026 was a benefit of $660 thousand compared to a provision of $96 thousand for the nine months ended September 30, 2025. The Company believes there is not sufficient positive evidence for the tax benefit generated by the current period operating loss in the U.S. to be benefited in future periods.

During the third quarter 2026, the Company recorded an income tax benefit of $795 thousand related to the release of a portion of its U.S. valuation allowance. The release was attributable to deferred tax liabilities recognized in connection with the Dust Acquisition, which provided a source of future taxable income supporting the realization of certain deferred tax assets.

Electric Motorcycles

The following table presents consolidated results of operations for the Electric Motorcycles segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Revenue:
Electric motorcycles	$5,933	$1,347	$4,586	340.5%
Parts, accessories and apparel	1,819	884	935	105.8%
Revenue, net	7,752	2,231	5,521	247.5%
Cost of goods sold	14,205	11,383	2,822	24.8%
Gross profit	(6,453)	(9,152)	2,699	29.5%
Operating expenses:
Selling, administrative and engineering expense	45,242	46,603	(1,361)	(2.9)%
Operating loss	$(51,695)	$(55,755)	$4,060	7.3%

Revenue

Revenue for the nine months ended September 30, 2026 increased by $5,521 thousand, or 247.5%, to $7,752 thousand from $2,231 thousand for the nine months ended September 30, 2025. The increase in Electric motorcycles revenue was primarily driven by reduced incentives of $2,145 thousand in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Electric motorcycle unit sales increased by 327 units, or 120.2%, from 272 units in the nine months ended September 30, 2025 to 599 units in the nine months ended September 30, 2026, driven in part by the introduction of our lower-priced S4 HonchoTM model during the third quarter of 2026, which resulted in a shift in product mix and moderated the impact of higher unit sales on revenue. Parts, accessories and apparel revenue increased $935 thousand in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2026 increased by $2,822 thousand, or 24.8%, to $14,205 thousand from $11,383 thousand for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher volumes in alignment with the increased revenue described above.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2026 decreased by $1,361 thousand, or 2.9%, to $45,242 thousand from $46,603 thousand for the nine months ended September 30, 2025. The decrease was primarily driven by reduced personnel costs of $3,784 thousand from lower average headcount, which was partially offset by a noncash reduction in stock compensation expense of $1,432 thousand recorded in the nine months ended September 30, 2025, and a decrease in marketing spend of $1,379 thousand during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decreases were offset by increased product development spend of $1,227 thousand related to the development of S4 HonchoTM and Dust electric motorcycle platforms, an increase of $899 thousand in expenses related to the acquisition of Dust and the Company’s at-the-market program, and increased depreciation and amortization expense of $541 thousand primarily related to the amortization of Dust intangible assets during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

STACYC

The following table presents consolidated results of operations for the STACYC segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Revenue:
Electric balance bikes and electric bikes	$10,945	$9,153	$1,792	19.6%
Parts, accessories and apparel	3,396	2,933	463	15.8%
Revenue, net	14,341	12,086	2,255	18.7%
Cost of goods sold	8,846	7,454	1,392	18.7%
Gross profit	5,495	4,632	863	18.6%
Operating expenses:
Selling, administrative and engineering expense	6,993	6,619	374	5.7%
Operating loss	$(1,498)	$(1,987)	$489	24.6%

Revenue

Revenue for the nine months ended September 30, 2026 increased by $2,255 thousand, or 18.7%, to $14,341 thousand from $12,086 thousand for the nine months ended September 30, 2025. The increase in revenue of $2,255 thousand was primarily driven by higher shipment volumes of Electric balance bikes and electric bikes of $2,224 thousand, offset by pricing decreases of $428 thousand in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2026 increased by $1,392 thousand, or 18.7%, to $8,846 thousand from $7,454 thousand for the nine months ended September 30, 2025. The increase was primarily due to higher shipment volumes in alignment with the increased revenue described above. This increase was offset by the recognition of tariff refund recoveries related to previously paid International Emergency Economic Powers Act ("IEEPA") duties following acceptance of refund claims by U.S. Customs and Border Protection of $453 thousand in the nine months ended September 30, 2026 compared to zero in the nine months ended September 30, 2025.

Selling, Administrative and Engineering Expense

Selling, administrative and engineering expense for the nine months ended September 30, 2026 increased by $374 thousand, or 5.7%, to $6,993 thousand from $6,619 thousand for the nine months ended September 30, 2025. Selling, administrative and engineering expense increased primarily due to $304 thousand higher marketing spend and $249 thousand higher research and development expenses, offset by $383 thousand decrease in personnel costs in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

On May 18, 2026 (“Acquisition Date”), the Company completed the acquisition of substantially all of the assets of Dust expanding its presence into the electric off-road market. Total consideration included $375 thousand of cash paid at closing, $500 thousand of equity issued at closing, deferred consideration with a fair value of $1,649 thousand, and contingent consideration with a fair value of $1,107 thousand as of the Acquisition Date. The deferred consideration consists of three annual installment payments payable in shares of the Company's common stock, while the contingent consideration is tied to future performance metrics and is subject to the terms of the Asset Purchase Agreement. The Company expects to continue funding product development and commercialization activities associated with the Dust platform as it progresses toward production. Management does not currently expect the acquisition-related obligations to have a material impact on the Company's near-term liquidity position. Refer to Note 3, Acquisition, for additional information.

As of September 30, 2026 and December 31, 2025, LiveWire’s cash and cash equivalents were $39,919 thousand and $82,777 thousand, respectively.

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

In the event of the exercise of any Warrants for cash, LiveWire will receive the proceeds from such exercise. Assuming the exercise in full of all of Warrants for cash, LiveWire would receive an aggregate of approximately $349.2 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any of the Warrants are exercised on a “cashless basis,” LiveWire will not receive any proceeds upon such exercise. LiveWire expects to use any proceeds it receives from Warrant exercises for general corporate and working capital purposes and to repay amounts owed under the Term Loan, which would increase its liquidity. LiveWire believes the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds LiveWire would receive, is dependent upon the trading price of its Common Stock. As of September 30, 2026, the reported sales price of Common Stock was $1.53 per share. If the trading price of Common Stock is less than the $11.50 exercise price per share of the Warrants, LiveWire expects that warrant holders will not exercise their Warrants. There is no guarantee the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and LiveWire may receive no proceeds from the exercise of Warrants. As a result, LiveWire does not expect to rely on the cash exercise of Warrants to fund its operations. LiveWire will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in its future liquidity projections. LiveWire instead currently expects to rely on the sources of funding described below, if available on reasonable terms or at all.

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

On December 15, 2025, the Company borrowed $75.0 million under the Term Loan. The Company paid $800 thousand in the nine months ended September 30, 2026 for the mandatory prepayment related to net ATM proceeds received from shares sold in the three months ended December 31, 2025. As of September 30, 2026 and December 31, 2025, there was zero and $800 thousand, respectively, presented as Current portion of term loan - related party, net, and $76.8 million and $74.2 million, respectively, presented as Long-term portion of term loan - related party, net, on the consolidated balance sheet. During the three and nine months ended September 30, 2026, the Company recorded $1,514 thousand and $4,385 thousand in interest expense, respectively, which is presented in Interest expense, related party on the consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2026, the carrying value of the Term Loan increased by $2,633 thousand due primarily to accrued and compounded interest that was added to the Long-term portion of term loan - related party, net, on the consolidated balance sheets and will be payable on the Term Loan Maturity Date. Additional accrued interest due to H-D as of September 30, 2026 was $2,008 thousand and presented in Other long-term liabilities - related party on the consolidated balance sheets. Additional accrued interest due to H-D as of December 31, 2025 was $255 thousand and presented in Other long-term liabilities on the consolidated balance sheets. The effective interest rate was 7.71% and 7.64%, respectively, as of September 30, 2026 and December 31, 2025. The Company remained in compliance with all of the existing covenants as of September 30, 2026.

As discussed above, on August 22, 2025, LiveWire entered into an At-The-Market Issuance Sales Agreement with Mizuho Securities USA LLC, as agent (the “Agent”), under which LiveWire may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $50.0 million of shares of its common stock through the Agent (the “ATM Program”). LiveWire filed a prospectus supplement with the SEC on August 22, 2025 in connection with the ATM Program. There were zero and 70,256 shares of common stock sold under the ATM Program in the three and nine months ended September 30, 2026 for an aggregate offering price of zero and $100 thousand, respectively. There were zero and $3 thousand of commissions during the three and nine months ended September 30, 2026, respectively. There were 251,246 shares of common stock sold under the ATM Program for an aggregate offering price of $1,305 thousand and $33 thousand of commissions during the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, there were $381 thousand and $382 thousand, respectively, unamortized issuance costs related to the ATM Program included in Other current assets on the consolidated balance sheet and will be offset against Additional paid-in capital on a ratable basis as additional proceeds are received under the ATM Program. Additionally, there were $426 thousand in expenses associated with maintaining the ATM Program included in Selling, administrative and engineering expense on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. At September 30, 2026 and December 31, 2025, $47.7 million and $47.8 million, respectively, in capacity remained available under the ATM Program.

Management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

For the nine months ended September 30, 2026, the Company incurred a net loss of $55.0 million and used $38.3 million of cash in operating activities. As of September 30, 2026, the Company had cash and cash equivalents of $39.9 million and an accumulated deficit of $356.0 million. The Company continues to experience operating losses and negative operating cash flows while funding product development, manufacturing, and commercial activities.

Management's forecast indicates that, absent additional sources of liquidity or significant improvements in operating performance, the Company's existing cash and cash equivalents may not be sufficient to fund its planned operations for the twelve-month period following the issuance date of the September 30, 2026 consolidated financial statements. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues to evaluate and pursue several initiatives to improve liquidity and extend its cash runway, including reducing operating expenditures, optimizing working capital, pursuing strategic partnerships, and evaluating comprehensive financing and other strategic opportunities or investments, sales, and other strategic transactions to raise additional capital through debt financing, equity offerings, or other financing arrangements intended to support the Company’s operations and execution of its business plan. Certain transactions may be subject to approval by the Company’s lienholders or stockholders. As these plans are not entirely within the Company's control, there can be no assurance that such plans will be effectively implemented or that additional financing will be available on acceptable terms, if at all.

In order to address these issues, and considering the debt maturity in December of 2027, on October 22, 2026, the Board formed the Special Restructuring Committee and delegated to it the authority to (i) review, evaluate and negotiate, and, if deemed advisable by the Special Restructuring Committee, to recommend to the Board the approval or rejection of any Strategic Transaction, (ii) determine whether a Strategic Transaction involves a Potential Conflict Matter, and (iii) create the CRO position, to appoint such person to, and delegate such power and authority to, such officer position, and to remove and replace any person appointed to such officer position. The Special Restructuring Committee has sole and exclusive authority, on behalf of the Company, to approve or reject any Potential Conflict Matter. The Board may not approve or recommend any Strategic Transaction that constitutes a Potential Conflict Matter without the prior favorable recommendation of the Special Restructuring Committee, and the Board retains the exclusive right to approve or reject any Strategic Transaction that does not constitute a Potential Conflict Matter. The Special Restructuring Committee appointed Roy Gallagher to serve as CRO. Mr. Gallagher will report to, and take direction from, the Special Restructuring Committee and be the principal executive officer of the Company.

If the Company is unable to secure additional capital or other financing in the amounts needed, on terms acceptable to the Company, or at all, it could adversely affect its ability to satisfy obligations as they become due and execute its strategic business objectives. Additionally, if the Company is unable to execute on its business plan or there are significant changes to the underlying assumptions within the Company’s business plan, this could reduce the estimated fair value of the Company’s assets which could require the Company to recognize impairment charges in future periods.

LiveWire’s material contractual operating cash commitments at September 30, 2026 relate to leases. As a result of the Business Combination completed on September 26, 2022, LiveWire will be subject to certain payments in the event minimum purchase commitments under the Contract Manufacturing Agreement with H-D are not met beginning in the year 2027. The Company also has a liability of $6,080 thousand as of September 30, 2026 and December 31, 2025 for excess inventory components held by H-D that the Company expects to be obligated to reimburse H-D under the terms of the Contract Manufacturing Agreement. Refer to Note 12, Related Party Transactions, for discussion of commitments with H-D.

Cash Flow Activity

The following table presents condensed highlights from the Company’s consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025
Net cash provided (used) by operating activities	$(38,340)	$(45,648)
Net cash provided (used) by investing activities	(2,905)	(2,778)
Net cash provided (used) by financing activities	(1,565)	279
Effect of exchange rate changes on cash and cash equivalents	(48)	34
Net change in cash and cash equivalents	$(42,858)	$(48,113)

The overall decrease in cash during the nine months ended September 30, 2026 was due primarily to cash used for operating activities.

Operating Activities

The Company had net cash outflow from operating activities during the nine months ended September 30, 2026 and 2025. Net cash used by operating activities decreased by $7,308 thousand to $38,340 thousand for the nine months ended September 30, 2026 compared to $45,648 thousand for the nine months ended September 30, 2025. The decrease in net cash outflow from operating activities was primarily driven by a reduction in net loss adjusted for non-cash items and favorable changes in Accounts payable and accrued liabilities and Accounts payable to related party, offset by unfavorable changes in Inventories, net, and Accounts receivable, net.

Investing Activities

Net cash used by investing activities increased by $127 thousand to $2,905 thousand for the nine months ended September 30, 2026 compared to $2,778 thousand for the nine months ended September 30, 2025 due to a decrease in capital expenditures of $248 thousand offset by an increase related to the payment for business acquired of $375 thousand, as discussed in Note 3, Acquisition.

Financing Activities

Net cash used by financing activities increased by $1,844 thousand to an outflow of $1,565 thousand for the nine months ended September 30, 2026 compared to an inflow of $279 thousand for the nine months ended September 30, 2025. The increase in the cash outflow for the nine months ended September 30, 2026 is primarily related to a decrease of $941 thousand in net proceeds received from the issuance of common stock in conjunction with the Company’s ATM Program and the $800 thousand payment of borrowings under the Term Loan, as described in Note 12, Related Party Transactions.

Critical Accounting Policies and Estimates

There have been no changes to LiveWire’s critical accounting policies and estimates from those described under “Critical Accounting Policies and Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2026, the Company’s cash and cash equivalents amounted to $39,919 thousand. The Company manages its liquidity risk by effectively managing its working capital, capital expenditures and cash flows.

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

The Company sells its electric balance bikes, electric bikes and electric motorcycles and related products internationally, and in most markets, those sales are made in the foreign country’s local currency. As a result, the Company’s operating results are affected by fluctuations in the values of the U.S. dollar relative to foreign currencies. To date, the impact of foreign currency fluctuations on the Company’s results of operations has not been material. As the Company continues to expand its international business and operations, its exposure to foreign currency exchange rate risk may increase.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Restructuring Officer (Principal Executive Officer) and Head Accounting Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Restructuring Officer and Head Accounting Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, the Company’s Chief Restructuring Officer and Head Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our history of net losses and negative cash flows raise substantial doubt about our ability to continue as a going concern.

In our consolidated financial statements for the nine months ended September 30, 2026 and 2025, we concluded that there is substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date of issuance of the September 30, 2026 consolidated financial statements. Our ability to continue as a going concern will require us to obtain additional funding, which is subject to certain governance and contractual arrangements, including approval rights held by significant stockholders. See “We will require additional capital to fund our operations and growth. If we cannot obtain sufficient capital on acceptable terms, our business, financial condition, and results of operations may be adversely affected.” If we are unable to obtain sufficient funding, our prospects, business, financial condition and results of operations will be adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or eliminate some or all of our planned research, development, production and marketing activities or may be forced to reduce or terminate our operations. Our financial condition could adversely affect our relationships with customers and suppliers, which could, in turn, negatively impact our working capital, revenue and ability to execute our business plan. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors and other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

We will require additional capital to fund our operations and growth. If we cannot obtain sufficient capital on acceptable terms, our business, financial condition, and results of operations may be adversely affected.

The development and commercialization of our electric vehicles is capital-intensive. We require a significant amount of capital and resources for our operations, R&D and deployment of our electric vehicles, and continued growth. It may take a long time to realize returns on such investments, if at all.

To date, we have financed our operations primarily through the net proceeds from the Business Combination and borrowings under the Amended and Restated Delayed Draw Term Loan Agreement (the “Term Loan”) with H-D. We will need to raise additional capital to continue to fund our production, network expansion, cost savings and improvements, product innovation and continued growth of the STACYC segment activities and to improve our liquidity position. In order to address these issues, the Board formed the Special Restructuring Committee and delegated to it the authority to (i) review, evaluate and negotiate, and, if deemed advisable by the Special Restructuring Committee, to recommend to the Board the approval or rejection of any Strategic Transaction, (ii) determine whether a Strategic Transaction constitutes a Potential Conflict Matter, and (iii) create the officer position of Chief Restructuring Officer, to appoint such person to, and delegate such power and authority to, such officer position, and to remove and replace any person appointed to such officer position. The Special Restructuring Committee has sole and exclusive authority, on behalf of the Company, to approve or reject any Potential Conflict Matter. The Board may not approve or recommend any Strategic Transaction that constitutes a Potential Conflict Matter without the prior favorable recommendation of the Special Restructuring Committee, and the Board retains the exclusive right to approve or reject any Strategic Transaction that does not constitute a Potential Conflict Matter. The members of the Special Restructuring Committee are William Cornog and David Barse, and the CRO is Roy Gallagher.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market volatility, our financial condition, regulatory requirements and the successful development and sales of our electric vehicles. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us or our lienholder or stockholders. Additionally, the fact that we have a limited operating history and operate in a novel and evolving industry means we have limited historical data on the demand for our electric vehicles. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate, especially in the fast-evolving electric vehicle industry. If adequate additional funds are not available to us on acceptable terms or at all, we may be unable to meet our obligations and fund our operations.

We may raise additional funds through the issuance of equity, equity-related, or debt securities. To the extent that we raise additional financing through the issuance of additional equity or debt, including convertible debt or debt secured by some or all of our assets, holders of any debt securities or preferred shares issued may have rights, preferences and privileges senior to those of holders of our Common Stock in the event of liquidation. If we issue additional debt, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of Common Stock. Furthermore, the terms of any additional debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control. All of the obligations under the Term Loan are collateralized by a security interest in substantially all of our assets and the Term Loan subjects us to restrictive covenants that could affect our financial and operational flexibility or the ability for us to enter into new financing.

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

We may be unable to successfully identify or effectuate any or all of the Strategic Transactions.

As discussed herein, the Company's existing cash and cash equivalents may not be sufficient to fund planned operations for the twelve-month period following the issuance date of our consolidated financial statements. We may not have sufficient liquidity available to meet our working capital needs and fund our planned capital expenditures. We may determine not to make certain payments and/or use available grace periods before making certain payments. We have engaged legal and financial advisors, and our Board has formed the Special Restructuring Committee, which has appointed a CRO, to consider Strategic Transactions we may undertake to address our liquidity and balance sheet issues. We are evaluating certain Strategic Transactions, including debt or equity or other financing, sale, restructuring, recapitalization or other similar transactions for the Company, none of which has been implemented at this time. The Special Restructuring Committee has sole and exclusive authority, on behalf of the Company, to approve or reject any Potential Conflict Matter. The Board may not approve or recommend any Strategic Transaction that constitutes a Potential Conflict Matter without the prior favorable recommendation of the Special Restructuring Committee, and the Board retains the exclusive right to approve or reject any Strategic Transaction that does not constitute a Potential Conflict Matter.

However, there can be no assurance as to when or whether we will determine to implement any action as a result of the foregoing considerations, whether the implementation of one or more of such actions will be successful, or the effects the failure to take action may have on our business, our ability to achieve our operational and strategic goals or our ability to finance our business or refinance our indebtedness. In addition, we may fail to identify or effectuate any such Strategic Transaction on commercially reasonable terms or at all. The failure to develop and implement steps to fund operations and meet our obligations may have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition, and our ability to refinance our corporate level indebtedness as it becomes due.

If we fail to obtain the necessary additional liquidity, there may continue to be substantial doubt that we would be able to continue as a going concern. Even if we are able to implement such Strategic Transactions, they may be insufficient to meet our debt and other obligations. Furthermore, such Strategic Transactions may not yield additional value for stockholders, and may adversely affect our creditors, customers, vendors, dealers, suppliers or stockholders. In addition, we may incur substantial expenses associated with identifying and evaluating potential Strategic Transactions, and the process of exploring Strategic Transactions may be time consuming and disruptive to our business operations.

Our potential for Strategic Transactions may impact our business, financial condition and operations.

Our Board has formed the Special Restructuring Committee. The Special Restructuring Committee has sole and exclusive authority, on behalf of the Company, to approve or reject any Potential Conflict Matter. The Board may not approve or recommend any Strategic Transaction that constitutes a Potential Conflict Matter without the prior favorable recommendation of the Special Restructuring Committee, and the Board retains the exclusive right to approve or reject any Strategic Transaction that does not constitute a Potential Conflict Matter. However, there can be no assurance that a Strategic Transaction will be identified and will be successful, and an in-court restructuring (pursuant to which we may seek relief under the Bankruptcy Code) may be unavoidable. Seeking in-court protection could require our senior management to spend a significant amount of time and effort dealing with a reorganization instead of focusing exclusively on our business operations; make it more difficult to attract, retain or replace management and other key personnel necessary to the success and growth of our business; cause the loss of confidence in us by our customers, vendors, dealers and suppliers; and have a material adverse effect on our business, financial condition, liquidity and results of operations.

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our Common Stock.

On July 23, 2026, we received a written notification from the NYSE that as of July 22, 2026, we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month during the cure period, we had (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. As of July 31, 2026, our closing share price was $1.81 and our average closing share price was greater than $1.00 over the 30-day trading period ending July 31, 2026. On August 3, 2026, we received a written notification from the NYSE that we have regained compliance with the minimum share price requirement under Section 802.01C of the NYSE Listed Company Manual as of July 31, 2026. However, there can be no assurances that we will maintain compliance as there may be continued volatility and fluctuations in the market price of our common stock.

In the future, if we are not able to meet the continued listing requirements of the NYSE, our common stock may be delisted. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of our news and analyst coverage; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE could have an adverse effect on our business, reputation, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the three months ended September 30, 2026.

Purchases of Equity Securities

The Company’s share repurchases, which consisted of shares of Common Stock surrendered to satisfy withholding taxes in connection with the vesting of restricted stock units, were as follows during the three months ended September 30, 2026:

2026 Fiscal Date of Vest	Total Number of Shares Repurchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30	654	$1.14	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

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

LiveWire Group, Inc.

Date:	November 4, 2026	/s/ Roy Gallagher
Roy Gallagher
Chief Restructuring Officer
(Principal Executive Officer)

Date:	November 4, 2026	/s/ Jennifer Hoover
Jennifer Hoover
Head Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)